Form 10-Q
period 2000-09-30
W-H ENERGY SERVICES INC
filed 2000-11-22
CIK 1051034

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 000-31721

                           W-H ENERGY SERVICES, INC.
             (Exact name of Registrant as Specified in its Charter)

                    TEXAS                                       76-0281502
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

                             10370 RICHMOND AVENUE
                                   SUITE 990
                              HOUSTON, TEXAS 77042
             (Address of principal executive offices and zip code)

                                 (713) 974-9071
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of November 13, 2000 there were outstanding 22,252,605 shares of Common Stock, par value $0.0001 per share, of the Registrant.

===============================================================================

                           W-H ENERGY SERVICES, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    2
         Consolidated Balance Sheets --
           September 30, 2000 and December 31, 1999..................    2
         Consolidated Statements of Operations and Comprehensive
           Income (Loss) --
           Three months and nine months ended September 30, 2000 and
           1999......................................................    3
         Consolidated Statements of Cash Flows --
           Nine months ended September 30, 2000 and 1999.............    4
         Notes to Consolidated Financial Statements..................    5
Item 2.  Management's Discussion and Analysis of Financial Condition    11
           and Results of Operations.................................
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   15
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   16
Item 2.  Changes in Securities and Use of Proceeds...................   16
Item 6.  Exhibits and Reports on Form 8-K............................   17
SIGNATURES ...........................................................  18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS

Current Assets:
  Cash and cash equivalents.................................    $  4,631        $  2,490
  Accounts receivable, net of allowance of $3,182 and
     $2,897, respectively...................................      54,382          40,439
  Deferred income taxes.....................................       2,744           1,907
  Inventories...............................................      17,439          13,694
  Prepaids expenses and other...............................       1,137             689
                                                                --------        --------
          Total current assets..............................      80,333          59,219
Property and Equipment, net.................................      90,091          83,235
Goodwill and Other Intangibles, net.........................      42,268          43,751
Other Assets, net...........................................       7,028           5,399
                                                                --------        --------
          Total assets......................................    $219,720        $191,604
                                                                ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt......................    $  4,900        $  4,900
  Accounts payable..........................................      16,819          14,772
  Accrued liabilities.......................................      18,069          11,125
                                                                --------        --------
          Total current liabilities.........................      39,788          30,797
Long-term Debt, net of current maturities...................     152,282         142,437
Long-term Debt, related parties.............................      58,654          51,485
Deferred Income Taxes.......................................       3,329           2,347
Commitments and Contingencies
Shareholders' Equity (Deficit):
  Common stock, $0.01 par value, 100,000,000 shares
     authorized, 9,075,000 and 9,084,900 shares issued and
     outstanding, respectively..............................          91              91
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................          --              --
  Additional paid-in capital................................      13,378          11,792
  Deferred compensation.....................................      (1,296)           (141)
  Cumulative translation adjustment.........................      (1,182)            (43)
  Note receivable from shareholder..........................         (45)             --
  Retained earnings (deficit)...............................     (45,279)        (47,161)
                                                                --------        --------
          Total shareholders' equity (deficit)..............     (34,333)        (35,462)
                                                                --------        --------
          Total liabilities and shareholders' equity
            (deficit).......................................    $219,720        $191,604
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   -------------------------
                                              2000          1999          2000          1999
                                           -----------   -----------   -----------   -----------
                                                  (UNAUDITED)                 (UNAUDITED)
Revenues.................................  $    62,061   $    34,311   $   161,471   $    85,224
Costs and expenses:
  Cost of revenues.......................       33,396        19,088        88,076        45,930
  Selling, general and administrative....       13,073         9,821        36,127        25,569
  Depreciation and amortization..........        4,914         3,957        13,969        11,454
                                           -----------   -----------   -----------   -----------
          Total costs and expenses.......       51,383        32,866       138,172        82,953
                                           -----------   -----------   -----------   -----------
          Income from operations.........       10,678         1,445        23,299         2,271
Other expenses:
  Interest and other expense, net........        7,169         6,157        20,846        16,124
  Provision for income tax...............          197           112           571           130
                                           -----------   -----------   -----------   -----------
          Net income (loss)..............  $     3,312   $    (4,824)  $     1,882   $   (13,983)
                                           ===========   ===========   ===========   ===========
Comprehensive income (loss):
  Net income (loss)......................  $     3,312   $    (4,824)  $     1,882   $   (13,983)
  Foreign currency translation
     adjustment..........................         (191)          299        (1,139)          299
                                           -----------   -----------   -----------   -----------
  Comprehensive income (loss)............  $     3,121   $    (4,525)  $       743   $   (13,684)
                                           ===========   ===========   ===========   ===========
Net income (loss) per common share:
  Basic..................................  $      0.27   $     (0.40)  $      0.16   $     (1.26)
  Diluted................................  $      0.21   $     (0.40)  $      0.12   $     (1.26)
Weighted average shares outstanding:
  Basic..................................   12,059,336    12,049,436    12,058,212    11,098,054
  Diluted................................   15,773,182    12,049,436    15,772,058    11,098,054

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                                   (UNAUDITED)
Cash Flows from Operating Activities:
  Net income (loss).........................................  $  1,882      $(13,983)
  Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities --
     Depreciation and amortization..........................    13,969        11,454
     Gain on the sale of assets.............................    (4,244)       (2,335)
     Deferred tax provision (benefit).......................       145            (2)
     Noncash stock-based compensation expense...............        83            --
     Amortization of deferred compensation..................       303             7
     Noncash interest expense...............................     1,835         1,266
     Change in operating assets and liabilities, excluding
      effects of acquisitions --
       Increase in accounts receivable, net.................   (13,943)      (10,098)
       (Increase) decrease in inventories...................    (3,745)        1,419
       (Increase) decrease in prepaid expenses and other....      (448)           28
       Increase in other assets, net........................      (146)       (2,106)
       Increase in accounts payable and accrued
        liabilities.........................................     8,991        10,068
                                                              --------      --------
          Net cash provided by (used in) operating
            activities......................................     4,682        (4,282)
                                                              --------      --------
Cash Flows from Investing Activities:
  Acquisition of business, net of cash acquired.............        --       (27,173)
  Additions to property and equipment.......................   (23,012)      (17,267)
  Proceeds from sale of property and equipment..............     6,431         3,267
                                                              --------      --------
          Net cash used in investing activities.............   (16,581)      (41,173)
                                                              --------      --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................    32,884        55,325
  Payments on debt..........................................   (17,705)      (19,313)
  Proceeds from the issuance of warrants, net of offering
     costs..................................................        --        11,175
                                                              --------      --------
          Net cash provided by financing activities.........    15,179        47,187
                                                              --------      --------
Translation Adjustment......................................    (1,139)          299
Net Increase in Cash and Cash Equivalents...................     2,141         2,031
Cash and Cash Equivalents, beginning of period..............     2,490         1,466
                                                              --------      --------
Cash and Cash Equivalents, end of period....................  $  4,631      $  3,497
                                                              ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ORGANIZATION:

  Description of Company

     W-H Energy Services, Inc. and its subsidiaries (collectively, W-H) is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. W-H has the following three primary lines of business: (i) drilling related products and services, which include logging-while-drilling, measurement-while-drilling, rental tools (including drill pipe), downhole drilling motors and drilling fluids; (ii) completion and workover related products and services, which include cased-hole wireline logging and perforating, polymers and specialty chemicals and tubing; and (iii) maintenance and safety related products and services, which include integrated on-site cleaning and waste management and safety equipment.

     On October 16, 2000, W-H closed its initial public offering of 10,000,000 shares of its common stock at an offering price of $16.50 per share. Concurrent with the close of the offering, W-H executed a $115,000,000 credit facility (See
Note 4). The net proceeds of the offering along with borrowings under our new credit facility were utilized to repay in full the outstanding balances, including accrued and unpaid interest, under our existing senior secured credit facility, senior subordinated notes and other long term debt obligations, reducing our outstanding debt at October 16, 2000 from approximately $226 million to approximately $80 million.

  Basis of Presentation

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the December 31, 1999 consolidated financial statements and footnotes thereto included in W-H's Registration Statement filed on Form S-1 with the Securities and Exchange Commission.

2. EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and warrants. A total of 2,974,436 warrants issued in connection with our 13% senior subordinated notes are considered to be outstanding as of the date of issuance and included in the computation of basic and diluted earnings per share as the warrants are exercisable for nominal consideration and are not contingent. For the three months and nine months ended September 30, 2000, 3,713,846 shares resulting from the assumed exercise of options or warrants, with the exception of the warrants exercisable for nominal consideration discussed above, were added to the denominator because the inclusion of such shares would be dilutive. For the three months and nine months ended September 30, 1999, 3,631,795 shares were excluded from the denominator because inclusion of such shares would be antidilutive, due to the losses for such periods included in the consolidated statements of operations and comprehensive income (loss).

                           W-H ENERGY SERVICES, INC.

3. ACQUISITION

  PathFinder Energy Services

     On March 29, 1999, W-H acquired the logging-while-drilling (LWD) and related measurement-while-drilling (MWD) businesses from Halliburton Company (Halliburton), located in the United States and North Sea (the U.S. and North Sea PathFinder Assets) and certain LWD, MWD and other related assets in other foreign locations (the Foreign PathFinder Assets) for a consideration of $33.3 million in cash, including acquisition costs. Management allocated $27.2 million and $6.1 million to the U.S. and North Sea PathFinder Assets and the Foreign PathFinder Assets, respectively, based on the relative fair value of the assets acquired. W-H funded the acquisition of the U.S. and North Sea PathFinder Assets and the Foreign PathFinder Assets (the PathFinder acquisition) through the issuance of its 13% senior subordinated notes (see Note 4).

     The PathFinder acquisition has been accounted for as a purchase; therefore, the accompanying consolidated statements of operations and comprehensive income
(loss) reflect the results of PathFinder's operations since its acquisition date. The purchase price and direct acquisition costs were allocated based on the fair value of the assets acquired and liabilities assumed.

     The purchase price and estimated fair market value of the assets acquired and liabilities assumed with the U.S. and North Sea PathFinder Assets are as follows (in thousands):

Purchase price:
  Cash paid...............................................   $26,673
  Acquisition costs.......................................       500
                                                             -------
          Total purchase price............................   $27,173
                                                             =======
Net assets acquired:
  Current assets..........................................   $ 8,240
  Property and equipment..................................    23,233
  Current liabilities.....................................    (4,300)
                                                             -------
          Net assets acquired.............................   $27,173
                                                             =======

     The following table reflects on an unaudited consolidated pro forma basis the results of operations as though PathFinder had been acquired as of the beginning of W-H's 1999 fiscal year. Adjustments have been made to reflect the accounting basis used in recording the acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the acquisition been in effect on the date indicated, that have resulted since the date of acquisition or that may result in the future. Pro forma amounts are as follows (in thousands, unaudited):

                                                     NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1999
                                                     ------------------
Total revenues....................................        $ 94,725
Net loss..........................................         (16,749)
Net loss per share -- basic and diluted...........           (1.39)

4. DEBT

  Credit Facility

     In August 1997, Perf-O-Log, Inc., a wholly owned subsidiary of W-H, entered into a senior secured credit facility. The senior secured credit facility includes a revolving credit line and has been amended since August 1997 to include additional term loan facilities. The credit facility has been utilized to finance acquisitions and for working capital purposes. As of December 31, 1999 and September 30, 2000 the

                           W-H ENERGY SERVICES, INC.

outstanding balance on the senior secured credit facility was $147.3 million and $157.1 million, respectively. The credit facility is secured by substantially all of the assets of W-H. On October 16, 2000, the outstanding balance under the senior secured credit facility, including accrued and unpaid interest, was repaid in full with the net proceeds of our initial public offering along with borrowings under our new credit facility (see Note 7).

  Subordinated Debt

     In connection with the PathFinder acquisition in March 1999, W-H issued 13% senior subordinated notes with a face value of $40 million to DLJ Merchant Banking Partners II, L.P. and its affiliated investment funds. The 13% senior subordinated notes are unsecured and subordinated in the right of payment and liquidation preference to the senior secured credit facility. Additionally, W-H issued the noteholders warrants to purchase shares of its common stock. The 13% senior subordinated notes were recorded at a discount of $11.2 million from face value, which represented the amount allocated to the warrants. As of December 31, 1999 and September 30, 2000, excluding unamortized discount of $9.3 million and $7.4 million, respectively, the outstanding balance on the 13% senior subordinated notes was $35.0 million and $37.3 million, respectively. The balance as of September 30, 2000 includes $2.3 million relating to a 14% payment-in-kind note issued in lieu of making an interest payment in April 2000. On October 16, 2000, the outstanding balances under the 13% senior subordinated notes and the 14% payment-in-kind notes, including accrued and unpaid interest, were repaid in full with the net proceeds of our initial public offering along with borrowings under our new credit facility (see Note 7).

     In August 1997, W-H issued $24 million of 12 1/2% senior subordinated notes to a related party. The 12 1/2% senior subordinated notes are unsecured and subordinated in right of payment and liquidation preference to our senior secured credit facility. As of December 31, 1999 and September 30, 2000 the outstanding balance on the 12 1/2% senior subordinated notes was $24.0 million and $27.1 million, respectively. The balance as of September 30, 2000 includes $3.1 million relating to two 14 1/2% payment-in-kind notes issued in lieu of making interest payments in March and September 2000. On October 16, 2000, the outstanding balances under the 12 1/2% senior subordinated notes and the 14 1/2% payment-in-kind notes, including accrued and unpaid interest, were repaid in full with the net proceeds of our initial public offering along with borrowings under our new credit facility (see Note 7).

5. STOCK DIVIDEND

     In May 2000, W-H's Board of Directors declared a stock dividend to effect a stock split of 33 shares for every one share of common stock then outstanding. The accompanying consolidated financial statements and footnotes have been restated to reflect the stock split, including an assumed increase in the authorized shares of common stock. The par value of the shares of common stock to be issued in connection with the stock dividend was credited to common stock and a like amount charged to additional paid-in capital.

6. SEGMENTS

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that companies report separately information about each significant operating segment reviewed by the chief operating decision maker. Management has elected to organize segments based on differences in each segment's customers and the products and services offered without aggregating operating segments. All segments that meet a threshold of 10% of revenues, reported profit or loss, or combined assets are defined as significant segments. Based on these requirements, management has identified three reportable segments, drilling related products and services, completion and workover related products and services, and maintenance and safety related products and services.

                           W-H ENERGY SERVICES, INC.

  Drilling Related Products and Services:

     The drilling related products and services segment provides products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. These products and services are used primarily onshore in the Gulf Coast region and offshore in the Gulf of Mexico and the North Sea. This segment consists of five primary business lines: (i) LWD; (ii) MWD; (iii) rental tools; (iv) downhole drilling motors; and (v) drilling fluids.

  Completion and Workover Related Products and Services:

     The completion and workover related products and services segment provides products and services primarily to customers onshore in the Gulf Coast region and offshore in the Gulf of Mexico. These products include: (i) wireline logging and perforating; (ii) polymers and specialty chemicals; and (iii) tubing.

  Maintenance and Safety Related Products and Services:

     The maintenance and safety related products and services segment provides safety products and maintenance products and services primarily for refinery and petrochemical plant applications and major and independent oil and natural gas companies, including: (i) integrated on-site cleaning and waste management; and
(ii) safety equipment.

     W-H recognizes revenues, cost of products and services, selling, general and administrative, and depreciation and amortization by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the three months ended September 30, 2000 (unaudited):

                                                          MAINTENANCE
                                  DRILLING   COMPLETION   AND SAFETY    OTHER     TOTAL
                                  --------   ----------   -----------   ------   --------
Revenues........................  $ 44,398    $11,938       $ 5,725     $   --   $ 62,061
Operating Income................     9,281      2,247           131       (981)    10,678
EBITDA(a).......................    12,655      3,155           735       (993)    15,552
Total assets....................   147,962     46,953        19,401      5,404    219,720
Capital expenditures............     4,573      2,042           978         59      7,652

     As of and for the three months ended September 30, 1999 (unaudited):

                                                          MAINTENANCE
                                  DRILLING   COMPLETION   AND SAFETY    OTHER     TOTAL
                                  --------   ----------   -----------   ------   --------
Revenues........................  $ 22,257    $ 7,415       $ 4,639     $   --   $ 34,311
Operating Income................     1,131      1,035           112       (833)     1,445
EBITDA(a).......................     3,765      1,820           622       (944)     5,263
Total assets....................   121,726     36,678        18,355      3,549    180,308
Capital expenditures............     4,476      1,364           596         46      6,482

                           W-H ENERGY SERVICES, INC.

     As of and for the nine months ended September 30, 2000 (unaudited):

                                                  MAINTENANCE
                          DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                          --------   ----------   -----------   -------   --------
Revenues................  $112,451    $31,502       $17,518     $    --   $161,471
Operating Income........   20,018       5,160         1,244      (3,123)    23,299
EBITDA(a)...............   29,586       7,727         3,006      (2,983)    37,336
Total assets............  147,962      46,953        19,401       5,404    219,720
Capital expenditures....   13,751       6,007         2,987         267     23,012

     As of and for the nine months ended September 30, 1999 (unaudited):

                                                  MAINTENANCE
                          DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                          --------   ----------   -----------   -------   --------
Revenues................  $50,795     $19,305       $15,124     $    --   $ 85,224
Operating Income........    1,326       2,062           801      (1,918)     2,271
EBITDA(a)...............    8,793       4,503         2,261      (2,252)    13,305
Total assets............  121,726      36,678        18,355       3,549    180,308
Capital expenditures....   12,750       2,654         1,764          99     17,267

---------------

(a) W-H calculates EBITDA as earnings before interest expense, income taxes, depreciation and amortization, and non-cash stock-based compensation expense. EBITDA should not be considered as an alternative to net income or any other measure of operating performance calculated in accordance with generally accepted accounting principles. EBITDA is widely used by financial analysts as measure of financial performance. W-H's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands):

     Revenues:

                                           FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30, 2000
                                           ---------------------     ------------------------
                                             2000         1999          2000          1999
                                           --------     --------     ----------     ---------
The United States........................  $54,981      $29,973       $146,403       $75,813
The North Sea............................    5,575        4,338         12,345         9,411
Other....................................    1,505           --          2,723            --
                                           -------      -------       --------       -------
          Total..........................  $62,061      $34,311       $161,471       $85,224
                                           =======      =======       ========       =======

     Operating Income:

                                             FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                             --------------------     -------------------
                                               2000        1999        2000        1999
                                             --------     -------     -------     -------
The United States..........................  $13,813      $  872      $20,797     $   914
The North Sea..............................    1,334         573        1,611       1,357
Other......................................      405          --          891          --
                                             -------      ------      -------     -------
          Total............................  $15,552      $1,445      $23,299     $ 2,271
                                             =======      ======      =======     =======

                           W-H ENERGY SERVICES, INC.

     Long-Lived Assets:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
The United States...........................................     $81,889        $73,993
The North Sea...............................................       8,080          9,242
Other.......................................................         122             --
                                                                 -------        -------
          Total.............................................     $90,091        $83,235
                                                                 =======        =======

7. SUBSEQUENT EVENTS

  New Credit Facility

     On October 16, 2000, W-H closed on a $115,000,000 credit facility that replaced W-H's existing $173.5 million credit facility. The new credit facility consists of a Term A loan facility of $40 million, a Term B loan facility of $35 million and a revolving credit facility of $40 million. The Term A loan facility will mature on October 16, 2005 and requires payments escalating from 0% of the original loan amount in the first year to 35% in the fifth year. The Term B loan facility will mature on April 16, 2007 and requires principal payments of 1% of the original loan amount in the first six years with the outstanding balance being due on the maturity date. The revolving credit facility may be borrowed, prepaid and reborrowed from time to time and matures on October 16, 2005. Amounts borrowed under the credit facility will bear interest at a variable rate equal to the reserve-based LIBOR or alternate base rate, plus, in each case, an applicable margin. The new credit facility requires, among other things, that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, our ability to pay dividends and future investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. The words "believe," "expect," "plan," "intend," "estimate," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. No assurance can be given that actual results may not differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, the current and expected future prices of crude oil and natural gas, capital expenditures by customers, the development and implementation of new technologies, weather conditions in offshore markets, risks associated with the occurrence of personal injuries, loss of life, damage or destruction of property, equipment or the environment and suspension of operations, our ability to attract and retain skilled workers, the loss of key members of management, competition in our industry, compliance with and developments in environmental and other governmental regulations, the loss of the use of certain technologies, the concentration of customers in the energy industry, our ability to successfully integrate future acquisitions, political and economic risks, a change in the estimated life of good will and restrictions on our ability to raise additional funds. For additional discussion of these risks, please see the discussion set forth under the heading "Risk Factors," contained in our Registration Statement on Form S-1 (Registration No. 333-43411) filed with the Securities and Exchange Commission. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

OVERVIEW OF THE MARKETS FOR OUR PRODUCTS AND SERVICES

     We are a diversified oilfield service company that provides drilling related products and services, completion and workover related products and services and maintenance and safety related products and services. Our customers include major and independent oil and natural gas companies, other oilfield service companies and refining and petrochemical companies.

     Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity as well as the entire health of the oil and natural gas industry. Demand for our drilling related products and services is directly affected by the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Demand for our completion and workover related products and services depends more on oil and natural gas production activity, which is less immediately affected by changes in oil and natural gas prices. Demand for our maintenance and safety related products and services is affected by the rate of plant overhauls and maintenance turnarounds as well as the overall health of the refining and petrochemical industries.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-Q.

  Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

     Revenues. Revenues increased by $27.8 million, or approximately 80.9%, to $62.1 million for the three months ended September 30, 2000 from $34.3 million for the three months ended September 30, 1999. This increase was attributable to increased activity levels within the oil and natural gas industry, higher utilization, enhanced pricing and the benefit of additional equipment, which was added to our rental fleet in 2000.

     Revenues from our drilling related products and services increased by $22.1 million, or approximately 99.5%, to $44.4 million for the three months ended September 30, 2000 from $22.3 million for the three months ended September 30, 1999. This increase was primarily attributable to an increase in drilling activity, higher utilization rates and the benefit of additional equipment, which was added to our rental fleet in 2000.

     Revenues from our completion and workover related products and services increased by $4.5 million, or approximately 61.0%, to $11.9 million for the three months ended September 30, 2000 from $7.4 million for the three months ended September 30, 1999. Revenue increased as a result of an increase in workover rig activity, higher utilization rates and the benefit of additional equipment, which was added to our rental fleet in 2000.

     Revenues from our maintenance and safety related products and services increased by $1.1 million, or approximately 23.4%, to $5.7 million for the three months ended September 30, 2000 from $4.6 million for the three months ended September 30, 1999. This increase was primarily the result of an increase in the number of plant overhauls and turnarounds and the benefit of additional equipment that was added in 2000.

     Cost of Revenues. As a percentage of revenues, cost of revenues decreased to 53.8% for the three months ended September 30, 2000 from 55.6% for the three months ended September 30, 1999. This decrease was primarily attributable to enhanced pricing for our products and services and higher facilities utilization.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.3 million, or approximately 33.1%, to $13.1 million for the three months ended September 30, 2000 from $9.8 million for the three months ended September 30, 1999. Of the total increase, $227,000 of the increase was related to research and development expenses. The remaining increase was attributable to our expansion of sales and marketing personnel in 2000. As a percentage of revenues, selling, general and administrative expenses decreased to 21.1% for the three months ended September 30, 2000 from 28.6% for the three months ended September 30, 1999.

     Depreciation and Amortization. Depreciation and amortization increased by $1.0 million, or approximately 24.2%, to $4.9 million for the three months ended September 30, 2000 from $3.9 million for the three months ended September 30, 1999. This increase was the result of depreciation associated with our capital expenditures in 2000.

     Interest and Other Expense. Interest expense for the three months ended September 30, 2000 was $7.2 million, an increase of $1.0 million, or approximately 16.4%, from $6.2 million for the three months ended September 30, 1999. The increase was primarily due to increased borrowing related to our capital expenditures.

     Net Income (Loss). Net income for the three months ended September 30, 2000 was $3.3 million, an improvement of $8.1 million, from the $(4.8) million loss reported for the three months ended September 30, 1999.

  Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

     Revenues. Revenues increased by $76.2 million, or approximately 89.5%, to $161.5 million for the nine months ended September 30, 2000 from $85.3 million for the nine months ended September 30, 1999. Approximately $15.7 million of our increase in revenues was attributable to the PathFinder acquisition in March 1999, and the remaining $60.5 million increase in revenues was attributable to an increase in drilling and workover rig activity and the benefit of additional equipment which was added to our rental fleet in 2000.

     Revenues from our drilling related products and services increased by $61.7 million, or approximately 121.4%, to $112.5 million for the nine months ended September 30, 2000 from $50.8 million for the nine months ended September 30, 1999. Approximately $15.7 million of this increase was attributable to the PathFinder acquisition, and the remaining $46.0 million of this increase was primarily attributable to an increase in drilling activity and the benefit of additional equipment, which was added to our rental fleet in 2000.

     Revenues from our completion and workover related products and services increased by $12.2 million, or approximately 63.2%, to $31.5 million for the nine months ended September 30, 2000 from $19.3 million for the nine months ended September 30, 1999. Our revenue increased as a result of an increase in workover rig activity and the benefit of additional equipment, which was added to our rental fleet in 2000.

     Revenues from our maintenance and safety related products and services increased by $2.4 million, or approximately 15.8%, to $17.5 million for the nine months ended September 30, 2000 from $15.1 million for the nine months ended September 30, 1999. This increase was primarily the result of increased plant overhauls and turnarounds and the benefit of additional equipment that was added in 2000.

     Cost of Revenues. As a percentage of revenues, cost of revenues increased to 54.5% for the nine months ended September 30, 2000 from 53.9% for the nine months ended September 30, 1999. This increase was primarily attributable to lower pricing for our products and services during the first two quarters of 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10.6 million, or approximately 41.3%, to $36.1 million for the nine months ended September 30, 2000 from $25.6 million for the nine months ended September 30, 1999. Our selling, general and administrative expenses increased by $2.1 million as a result of the PathFinder acquisition. An additional $2.0 million of the increase was related to research and development expenses. The remaining increase was attributable to our expansion of sales and marketing personnel in 2000. As a percentage of revenues, selling, general and administrative expenses decreased to 22.4% for the nine months ended September 30, 2000 from 30.0% for the nine months ended September 30, 1999.

     Depreciation and Amortization. Depreciation and amortization increased by $2.5 million, or approximately 22.0%, to $14.0 million for the nine months ended September 30, 2000 from $11.5 million for the nine months ended September 30, 1999. This increase was the result of depreciation associated with our capital expenditures in 2000 and the PathFinder acquisition.

     Interest and Other Expense. Interest expense for the nine months ended September 30, 2000 was $20.8 million, an increase of $4.7 million, or approximately 29.3%, from $16.1 million for the nine months ended September 30, 1999. The increase was primarily due to increased borrowing related to our capital expenditures and the PathFinder acquisition.

     Net Income (loss). Net income was $1.9 million for the nine months ended September 30, 2000, an improvement of $15.9 million, from the $(14.0) million net loss reported for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary uses for cash are working capital, capital expenditures, acquisitions and principal and interest payments on indebtedness. To the extent our cash requirements for working capital, capital expenditures, acquisitions and principal and interest payments on indebtedness exceed cash flow from operations, we must finance our cash requirements primarily through debt and equity financing activities.

     Net cash provided by (used in) operating activities was $4.7 million for the nine months ended September 30, 2000 and $(4.3) million for the nine months ended September 30, 1999. Increases in cash flow from operating activities are principally the result of increased revenue generation.

     Net cash used in investing activities was $16.6 million for the nine months ended September 30, 2000 and $41.2 million for the nine months ended September 30, 1999. Net cash used in investing activities was principally the result of capital expenditures and the PathFinder acquisition.

     Net cash provided by financing activities was $15.2 million for the nine months ended September 30, 2000 and $47.2 million for the nine months ended September 30, 1999. Net cash provided by financing activities was primarily due to debt issuances used to fund capital expenditures and the PathFinder acquisition.

     In August 1997, we issued $24.0 million of our 12 1/2% senior subordinated notes, the proceeds of which were used to fund our recapitalization. In March 2000, in lieu of making the interest payment on our

12 1/2% senior subordinated notes due on March 15, 2000, we issued to the holders of these notes additional notes in an aggregate principal amount of $1.5 million, bearing interest initially at the rate of 14 1/2% per annum, and maturing on September 15, 2007. On September 15, 2000, in lieu of making the interest payment on our 12 1/2% senior subordinated notes due on September 15, 2000 and our 14 1/2% payment-in-kind notes issued in March 2000, we issued to the holders of these notes additional notes in an aggregate principal amount of $1.6 million, bearing interest initially at the rate of 14 1/2% per annum, and maturing on September 15, 2007.

     In March 1999, our wholly-owned subsidiary, Perf-O-Log, Inc., issued $40.0 million of 13% senior subordinated notes. The proceeds of these notes were used to fund the PathFinder acquisition. In May 1999, we redeemed $5.0 million of these notes. As of December 31, 1999, there were $35.0 million in aggregate principal amount of our 13% senior subordinated notes outstanding. In April 2000, in lieu of making the interest payment on our 13% senior subordinated notes due on April 1, 2000, we issued to the holders of these notes additional notes in an aggregate principal amount of $2.275 million, bearing interest at the rate of 14% per annum, and maturing on April 1, 2006.

     In March 2000, we amended our senior secured credit facility to increase total availability of borrowings from $150.0 million to $173.5 million. As of September 30, 2000, $147.1 million in principal amount of term loan borrowings under our credit facility were outstanding. Our credit facility also provided for a revolving line of credit of up to $20.0 million that was scheduled to mature in August 2002 and bore interest at an annual rate of LIBOR plus a margin that depended on our leverage ratio. As of September 30, 2000, we had $10.0 million in principal amount of borrowings outstanding under the revolving line of credit.

     On October 16, 2000, we closed our initial public offering of 10,000,000 shares of our common stock at an offering price of $16.50 per share. Concurrent with the close of the offering, we executed a $115,000,000 credit facility. The net proceeds of the offering along with borrowings under our new credit facility were utilized to repay in full the outstanding balances, including accrued and unpaid interest, under our senior secured credit facility, senior subordinated notes and other long term debt obligations, reducing our outstanding debt at October 16, 2000 from approximately $226 million to approximately $80 million. The new credit facility includes the following features:

     - a $40 million Term A loan facility that will amortize over five years, will mature on the fifth anniversary of the closing of the new credit facility and will require that we make annual principal repayments ranging from 0% of the original loan amount in the first year of the new credit facility to 35% of the original loan amount in the fifth year of the new credit facility;

     - a $35 million Term B original loan facility that will amortize over six and one-half years, will mature on the six and one-half year anniversary of the closing of the new credit facility and will require that we make annual principal repayments of 1% of the original loan amount in the first six years of the new credit facility with the outstanding balance being due on the maturity date; and

     - a $40 million revolving credit facility that may be borrowed, prepaid and reborrowed from time to time and will mature on the fifth anniversary of the closing of the new credit facility.

     At our option, amounts borrowed under the new credit facility will bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.75% to 3.00% in the case of a LIBOR based loan under the revolving credit facility or the Term A loan facility and is 3.25% in the case of a LIBOR based loan under the Term B loan facility. For alternate base rate loans, the applicable margin ranges from 0.75% to 2.00% under the revolving credit facility and the Term A loan facility and is 2.25% under the Term B loan facility. The foregoing margins are subject to adjustment based on a leverage ratio.

     Our new credit facility is secured by a lien on all of our property and assets, a pledge of all of the capital stock of our domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our foreign subsidiaries. In addition, our new credit facility is guaranteed by all of our domestic subsidiaries.

     The new credit facility requires, among other things, that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, our ability to pay dividends and future investments.

     We have made capital expenditures, primarily for additional rental tool inventory, additional LWD and MWD tools and wireline equipment, of $23.0 million, including expenditures for the replacement of equipment lost in hole, during the nine months ended September 30, 2000. In addition, we have incurred $4.6 million in research and development expenses for the nine months ended September 30, 2000. Management believes that cash generated from operations and amounts available under our new revolving credit facility will provide sufficient funds for our identified capital projects, debt service and working capital requirements. However, part of our strategy involves the acquisition of companies that have products and services complementary to our existing strategic base of operations. Depending on the size of any future acquisitions, we may require additional debt financing, possibly in excess of the limits of the new credit facility, or additional equity financing. Although we are continually evaluating potential acquisitions, currently we do not have any contracts, understandings or arrangements with respect to any material acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would increase our 2000 as adjusted interest expense by approximately $680,000.

     Foreign Currency Exchange Risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently do not hedge against foreign currency translation risks, and we believe that foreign currency exchange risk is not significant to our operations.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     For a description of certain previously disclosed legal proceedings to which we are a party, please see the discussion set forth under the headings "Business - Legal Proceedings" and "Business - Licenses, Patents and Trademarks" contained in our Registration Statement on Form S-1 (Registration No. 333-43411) filed with the Securities and Exchange Commission.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The effective date of the Registration Statement on Form S-1 (Registration No. 333-43411) filed under the Securities Act of 1933, as amended, relating to the initial public offering of our common stock was October 10, 2000. On the same date, we signed an underwriting agreement with Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated, Donaldson, Lufkin, & Jenrette Securities Corporation, UBS Warburg LLC, Simmons & Company International and DLJdirect Inc., the managing underwriters for the initial public offering and the representatives of the underwriters named in the underwriting agreement, for the initial public offering of 10,000,000 shares of our common stock at an initial public offering price of $16.50 per share. The offering commenced on October 11, 2000 and was closed on October 16, 2000. The initial public offering resulted in gross proceeds of $165.0 million. We received net proceeds of $149.6 million after deducting underwriting discounts of $11.6 million and offering expenses of approximately $3.8 million.

     Because the initial public offering occurred after September 30, 2000, we had not used any of the net proceeds from the offering through the end of the period covered by this report on Form 10-Q. On the closing of the offering, we used the net proceeds of the offering along with borrowings under our new credit facility as follows:

     - $157.9 million to repay in full the outstanding balance under our senior secured credit facility, including accrued and unpaid interest.

     - $27.4 million to repay in full the outstanding balance, including accrued and unpaid interest, under our 12 1/2% senior subordinated notes and the related payment-in-kind notes, issued to and held by JZ Equity Partners PLC. JZ Equity Partners PLC, a publicly traded U.K. investment trust, may be deemed to be our affiliate. It is a limited partner of W-H Investment, L.P., one of our principal shareholders, and a general partner of W-H Investment II, G.P., also one of our principal shareholders. For additional information describing these relationships, please read the discussion under the caption "Relationships and Related
       Transactions -- Transactions with The Jordan Company, its Affiliates and Related Entities" contained in our Registration Statement on Form S-1, as described above.

     - $39.9 million to repay in full the outstanding balance, including accrued and unpaid interest, under our 13% senior subordinated notes and the related payment-in-kind notes, issued to and held by DLJ Merchant Banking Partners II, L.P. and its affiliated investment funds. DLJ Merchant Banking Partners II, L.P. and its affiliated investment funds are, collectively, one of our principal shareholders and, as such, may be deemed to be our affiliate. Each of DLJ Merchant Banking Partners II, L.P. and its affiliated investment funds is an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation. For additional information describing these relationships, please read the discussion under the caption "Relationships and Related Transactions -- Transactions with Donaldson, Lufkin & Jenrette Securities Corporation and its Affiliates" contained in our Registration Statement on Form S-1, as described above.

     - $1.8 million to repay other long term debt.

     - $2.6 million to pay fees to DLJ Capital Funding Inc. associated with obtaining the commitment and arranging and administrative services for our new credit facility. DLJ Capital Funding Inc. is an affiliate of Donaldson Lufkin & Jenrette Securities Corporation and DLJ Merchant Banking Partners II, L.P. and its affiliated investment funds and may be deemed to be our affiliate. For additional information describing these relationships, please read the discussion under the caption "Relationships and Related Transactions -- Transactions with Donaldson, Lufkin & Jenrette Securities Corporation and its Affiliates" contained in our Registration Statement on Form S-1, as described above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

        EXHIBIT
          NO.                             IDENTIFICATION OF EXHIBIT
        -------                           -------------------------
           1.1           -- Underwriting Agreement dated October 10, 2000 among W-H, the Underwriters and Selling Shareholders set forth
                            therein.
          11.1           -- Computation of Earnings Per Share
          10.1           -- Credit Agreement dated as of October 16, 2000 among W-H, the Financial Institutions named therein, as lenders, DLJ
                            Capital Funding, Inc., as Syndication Agent, and Wells
                            Fargo Bank Texas, N.A., as Administrative Agent.
          27.1           -- Financial Data Schedule

     b. Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            W-H ENERGY SERVICES, INC.

                                            By:  /s/ KENNETH T. WHITE, JR.
                                              ----------------------------------
                                                    Kenneth T. White, Jr.
                                              Chairman of the Board, President,
                                                 Chief Executive officer and
                                                            Director
                                                (Principal Executive Officer)

Date: November 22, 2000

                                            By:    /s/ JEFFREY L. TEPERA
                                              ----------------------------------
                                                      Jeffrey L. Tepera
                                                Vice President, Secretary and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                      Accounting Officer)

Date: November 22, 2000

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                             IDENTIFICATION OF EXHIBIT
        -------                           -------------------------
           1.1           -- Underwriting Agreement dated October 10, 2000 among W-H, the Underwriters and Selling Shareholders set forth
                            therein.
          11.1           -- Computation of Earnings Per Share
          10.1           -- Credit Agreement dated as of October 16, 2000 among W-H, the Financial Institutions named therein, as lenders, DLJ
                            Capital Funding, Inc., as Syndication Agent, and Wells
                            Fargo Bank Texas, N.A., as Administrative Agent.
          27.1           -- Financial Data Schedule