Form 10-K405
period 2000-12-31
W-H ENERGY SERVICES INC
filed 2001-04-02
CIK 1051034

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 000-31721

                           W-H ENERGY SERVICES, INC.
             (Exact name of Registrant as Specified in its Charter)

                    TEXAS                                       76-0281502
       (State or other jurisdiction of               (IRS Employer Identification No.)
       incorporation or organization)

                             10370 RICHMOND AVENUE
                                   SUITE 990
                              HOUSTON, TEXAS 77042
             (Address of principal executive offices and zip code)

                                 (713) 974-9071
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
  Common Stock, $0.0001 par value per share               NASDAQ National Market

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of common stock, par value $0.0001 per share, outstanding as of March 15, 2001 was 22,408,852. The aggregate market value of such common stock held by non-affiliates of the Registrant as of March 15, 2001, based on the closing price on the NASDAQ National Market on that date was $236,861,678. For purposes of the determination of the above amount only, all directors and executive officers of the Registrant are presumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders, which the Registrant intends to file within 120 days of December 31, 2000, are incorporated by reference into Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           W-H ENERGY SERVICES, INC.
                       ANNUAL REPORT ON FORM 10-K FOR THE
                      FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   22
Item 3.   Legal Proceedings...........................................   23
Item 4.   Submission of Matters to a Vote of Security Holders.........   23
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   24
Item 6.   Selected Consolidated Financial Data........................   25
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   26
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   30
Item 8.   Consolidated Financial Statements and Supplementary Data....   31
Item 9.   Changes in and disagreements with Accountants on Accounting
          and Financial Disclosure....................................   53
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   53
Item 11.  Executive Compensation......................................   53
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   53
Item 13.  Certain Relationships and Related Transactions..............   53
                                  PART IV
Item 14.  Exhibits, Financial Statements Schedules, and Reports on
          Form 8-K....................................................   53
Signatures
Index of Exhibits

                                     PART I

ITEM 1. BUSINESS

  Overview

     W-H Energy Services, Inc. and its subsidiaries (collectively, W-H) is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. Our operations are currently focused in the offshore areas of the Gulf of Mexico, the North Sea, the Caspian Sea and off the coast of Brazil and Italy and onshore along the Gulf Coast, in Canada and in the Middle East. Since our formation in 1989, we have entered the following three primary lines of business through acquisitions and have expanded our product and service offerings through a combination of acquisitions, internal growth and research and development:

     - drilling related products and services, which include logging-while-drilling (LWD), measurement-while-drilling (MWD), rental tools (including drill pipe), downhole drilling motors and drilling fluids;

     - completion and workover related products and services, which include cased-hole wireline logging and perforating, polymers and specialty chemicals and tubing; and

     - maintenance and safety related products and services, which include integrated on-site cleaning and waste management and safety equipment.

     We focus on discrete products and services that provide our customers with alternatives to the integrated services typically marketed by the major integrated oilfield service companies. We believe our business approach enables us to compete successfully against these larger oilfield service companies while achieving growth and profitability by:

     - offering technologically advanced products and services;

     - focusing on niche markets in which leading market positions can be maintained;

     - operating our business lines autonomously and marketing our product offerings independently;

     - emphasizing customer service, responsiveness and reliability; and

     - providing equity incentives to key management and operating personnel.

     Our customers include major and independent oil and natural gas companies, refining and petrochemical companies and other oilfield service companies, including independent directional drilling companies.

  Strategy

     Our strategy is to grow revenue and earnings by providing our customers with an alternative to the major oilfield service companies while preserving our entrepreneurial culture. Our strategy consists of the following key components:

     Provide Leading Technology Solutions for Our Customers. In March 1999, we acquired the LWD and the related MWD business of Halliburton Company located in the United States and the North Sea, which it marketed under the PathFinder name, as well as Halliburton's remaining LWD and related MWD assets worldwide. In this acquisition, we also acquired a significant inventory of additional MWD tools and the Dyna Drill line of downhole drilling motors and manufacturing equipment. Hereafter we refer to the assets we acquired from Halliburton as the PathFinder assets, and we refer to this acquisition transaction as the PathFinder acquisition. The PathFinder acquisition significantly increased our technological base by providing us with LWD capabilities. We are one of four companies worldwide that currently have the technological capability to offer a full complement of LWD products and services. In addition, we have achieved technological advancements through our internal research and development efforts. Prior to the PathFinder acquisition, we developed and commercialized a patented retrievable MWD system that has gained market acceptance, and we have introduced several innovative drilling fluid products to the market. We plan to use research and development expenditures to continue developing the technologies acquired in the PathFinder acquisition and to develop new technology-based products in our other segments.

     Capitalize on the Growth of Offshore and Directional Drilling. A substantial portion of our drilling related products and services are designed for use in directional drilling onshore and directional and vertical drilling offshore. While the overall level of drilling activity fluctuates based on the industry environment, we believe the trends in both directional drilling and offshore drilling are positive. According to statistics published by Baker Hughes regarding the North American market, rigs drilling directionally as a percentage of total rigs drilling has increased from 13% in 1991 to 28% in 2000. Likewise, in the North American market, the number of rigs drilling offshore as a percentage of total rigs drilling has increased from 9% in 1991 to 14% in 2000 according to statistics published by Baker Hughes. We intend to capitalize on these trends by aggressively marketing the following products and services:

     - LWD products, which are economically attractive in many offshore wells, whether directional or vertical;

     - MWD products, which are necessary when LWD products are used and when drilling directionally, whether onshore or offshore;

     - high torque drill pipe, which is utilized in wells drilled directionally;

     - downhole drilling motors, which are required for wells drilled directionally; and

     - specialized drilling fluids, which improve drilling performance while meeting the rigid environmental standards required in offshore drilling.

     Expand the Breadth and Scope of our International Operations. We currently continue to offer LWD and MWD products and services, downhole drilling motors and directional drilling services in the North Sea, and this year we have expanded our international operations and have entered into contracts and are providing these services in the Middle East, the Caspian Sea and Italy. In addition, we have entered into a contract and are providing LWD and MWD products and services in Brazil.

     Selectively Acquire Complementary Businesses and Technologies. We will continue to pursue acquisitions of complementary businesses which increase the technological base and expand the market reach of our product and service offerings. We intend to focus on acquisitions that expand our operations with new products and services, broaden our geographic scope, increase our market share and improve our ability to compete with the major integrated oilfield service companies. We will continue to provide management and key personnel of acquired businesses with stock-based incentives in our company and will continue to market these companies and technologies under their established names.

  History

     The following table lists the operating subsidiaries that we have formed or acquired, either through stock or asset acquisitions, since 1989 and the business segments in which each of these subsidiaries operates. Two of these subsidiaries, Integrity Industries, Inc. and Agri-Empresa, Inc., operate in more than one segment.

                                                                                          DATE
SEGMENT                                           OPERATING SUBSIDIARY              ACQUIRED/ FORMED
- -------                                           --------------------              ----------------
Drilling related products and
  services............................  Thomas Tools, a division of Thomas          June 1994
                                          Energy Services, Inc.
                                        Drill Motor Services, Inc.                  December 1995
                                        Integrity Industries, Inc.                  September 1997
                                        Grinding and Sizing Company, Inc.           April 1998
                                        Agri-Empresa, Inc.                          July 1998
                                        PathFinder Energy Services, Inc.            March 1999
                                        Dyna Drill Technologies, Inc.               March 1999
Completion and workover related
  products and services...............  Perf-O-Log, Inc.                            December 1990
                                        Integrity Industries, Inc.                  September 1997
                                        Diamond Wireline Services, Inc.             October 1997
                                        Agri-Empresa, Inc.                          July 1998
                                        Thomas Tubing Specialists, a division of    July 1998
                                          Thomas Energy Services, Inc.
Maintenance and safety related
  products and services...............  Charles Holston, Inc.                       April 1989
                                        Well Safe, Inc.                             May 1990

     Most of these companies continue to be operated by their former owners and key managers.

  Businesses

  DRILLING RELATED PRODUCTS AND SERVICES

     Our drilling related products and services segment provides a broad range of products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. Currently, our drilling related products and services are used primarily in the offshore areas of the Gulf of Mexico, the North Sea, the Caspian Sea and off the coast of Brazil and Italy and onshore along the Gulf Coast, in Canada and the Middle East. Our drilling related products and services consist of five primary business lines:

     - LWD;

     - MWD;

     - rental tools;

     - downhole drilling motors; and

     - drilling fluids.

     We believe technology is an increasingly important aspect of our drilling related products and services. Improving technology helps us provide our customers with more efficient and cost-effective tools to find and produce oil and natural gas. We have invested a substantial amount of our time and resources in building our technology-based offerings. We believe our new products and services are among the best in the industry and will provide us with the opportunity to increase our share of the drilling related products and services market.

     Logging-while-Drilling. We are one of only four companies in the world with the technological capability to provide a full complement of LWD products and services. In addition to indicating the possible presence of oil and natural gas, LWD tools provide data about formation pressure, porosity and permeability as well as providing real time drilling information which improves drilling performance. Also, data can be provided during the drilling process which can be correlated with previously obtained seismic information.

     Before the introduction of LWD technology, well formation data was traditionally obtained by lowering evaluation tools into the well with electro-mechanical cable, or wireline, from a truck on land or a skid unit offshore. Traditional wireline information can only be obtained after the well has been drilled or during the drilling process if drilling is halted and the drill string is removed from the well. An advantage that LWD has over traditional wireline logging is that costs are reduced as drilling rig downtime is minimized -- these savings can be substantial for offshore jobs where rates for drilling currently range from $30,000 per day in shallow waters to $350,000 per day in deep waters. In addition, the real-time information transmitted during the drilling process can assist in making drilling decisions such as altering the path of the drill string to a point in the formation which provides for enhanced recovery of oil and natural gas.

     Our LWD business was acquired from Halliburton as part of the PathFinder acquisition in March 1999, after the Department of Justice required Halliburton to divest its PathFinder assets. Halliburton entered the LWD market in 1992. Our LWD business is operated by our wholly-owned subsidiary PathFinder Energy Services and marketed under the PathFinder brand name, established by Halliburton. A typical LWD job involves deployment of LWD tools and one to three skilled LWD field engineers to a customer's drill site. A typical LWD job lasts five days for onshore jobs and 20 days for offshore jobs. Since acquiring the PathFinder assets, we have provided LWD products and services in the United States and the North Sea. In 2000, we entered into contracts and are providing LWD products and services in the Middle East, Brazil, Italy and the Caspian Sea. In the North Sea, the Caspian Sea and Italy, we also provide directional drilling services in conjunction with our LWD services.

     We market and sell these services through an internal sales force and through our relationships with independent directional drilling companies, and our customers typically utilize these services on a per well basis. We charge our customers for these services on a per day rental basis. Our LWD business is currently operated from service facilities in Victoria, Texas; Lafayette, Louisiana; Casper, Wyoming; Edmonton, Canada; Macae, Brazil; Cairo, Egypt; Dubai, United Arab Emirates; Aberdeen, Scotland and Stavanger, Norway.

     Measurement-while-Drilling. We provide MWD products and services, which involve the use of a downhole electronic instrument to locate and direct the drill bit to the intended target. This capability is utilized when drilling directional (non-vertical) wells which represent an increasing percentage of overall drilling activity, particularly offshore. In order to drill a directional well, the driller must be able to determine the precise direction the drill bit is moving during the drilling operation. MWD tools enable the driller to make this determination by transmitting the angle and direction of the well bore. This data is received at the surface enabling the driller to adjust the drilling path as necessary.

     Our MWD business is operated by our wholly-owned subsidiary PathFinder Energy Services and marketed under the PathFinder and The Tracker brand names. A typical MWD job involves deployment of MWD tools and a skilled MWD field engineer to a customer's drill site. A typical MWD job lasts 15 days for onshore jobs and 20 days for offshore jobs.

     The Tracker was introduced to the market in 1998 following approximately three years of internal research and development. The Tracker is an MWD system designed for work in slim hole (down to a 3 1/2 inches diameter drilling assembly), high temperature and high pressure drilling conditions. Additionally, The Tracker MWD system is fully retrievable. This means that the system can be wireline retrieved, or extracted from the hole through the drill pipe, if the well bore conditions become extremely adverse or if the drill string becomes stuck. As well bore conditions improve, The Tracker can be re-inserted. This ability to retrieve and re-insert The Tracker MWD system avoids costs associated with equipment being lost in the well and creates a significant savings to the operator in both time and money.

     We acquired our PathFinder MWD kits from Halliburton in connection with the PathFinder acquisition in March 1999. Halliburton entered the MWD market in 1988. The PathFinder MWD kits are now available in retrievable and non-retrievable designs. The PathFinder MWD kits are used in conjunction with the PathFinder LWD tools.

     We market and sell our MWD services through an internal sales force, and our customers typically utilize these services on a per well basis. We charge our customers on a per day rental basis. Our MWD business is currently operated from service facilities in Victoria, Texas; Lafayette, Louisiana; Casper, Wyoming; Edmonton, Canada; Macae, Brazil; Cairo, Egypt; Dubai, United Arab Emirates; Aberdeen, Scotland and Stavanger, Norway.

     Rental Tools. We provide a broad range of rental equipment and tools for the drilling of oil and natural gas wells. Our rental equipment allows our customers, primarily oil and natural gas companies, the ability to have access to inventories of tools and other equipment without the cost of maintaining or storing that equipment in their own inventory. Our rental tool inventory includes:

     - drilling equipment, such as large diameter drill pipe, heavy weight drill pipe, high torque drill pipe, drill collars and other required accessories;

     - pressure control equipment, such as blowout preventers, high pressure valves, choke and kill manifolds and test pumps;

     - downhole tools, such as milling tools and casing scrapers; and

     - pipe handling equipment.

Our rental tool operations are focused onshore in Texas and Louisiana and offshore in the Gulf of Mexico.

     We have an extensive inventory of various sizes of drill pipe and related handling tools, providing our customers with a full range of drill pipe for drilling at a variety of well depths and conditions. In response to the growth in directional drilling, we have expanded our inventory of premium, high torque drill pipe, which provides operators with the technical characteristics demanded by deeper wells and wells expected to encounter adverse conditions, including deviated well bores. We also offer all related handling and sub-surface tools and pressure control equipment that support high torque drill pipe.

     Our rental tool business is operated by Thomas Tools, a division of our wholly owned subsidiary Thomas Energy Services, Inc., which was founded in 1961. Equipment and tools typically are rented to customers for seven to 45 days. Our rental customers are responsible for transporting our rental tools to and from our facilities to their sites.

     We market these rental tool services through an internal sales force in sales offices in Lafayette and New Iberia, Louisiana; Houston, Dallas and Corpus Christi, Texas; and Denver, Colorado and through operating managers at our operational locations in Victoria, Texas and New Iberia, Louisiana. The majority of our equipment and tools is rented to customers on a day rental basis. We currently do not have international rental tool operations.

     Downhole Drilling Motors. We are a manufacturer and supplier of downhole drilling motors. We supply downhole drilling motors onshore in Louisiana, Oklahoma, Texas and Wyoming and offshore in the Gulf of Mexico and the North Sea. We provide downhole drilling motors to exploration and production companies and independent directional drillers. We believe independent directional drillers will continue to manage a substantial portion of the directional drilling jobs performed in the Gulf of Mexico, and we will focus on leveraging our relationships with these customers. Our drilling motors business is conducted by our two wholly owned subsidiaries, Drill Motor Services and Dyna Drill Technologies and is also marketed by our wholly owned subsidiary, PathFinder Energy Services.

     Our Drill Motor Services subsidiary began providing downhole drilling motors in 1991 to capitalize on the growth of directional drilling. Its rental product line consists of a wide range of sizes of downhole drilling motors ranging from 3 1/2 inches to 9 5/8 inches in outside diameter for use at various drilling depths. The components of the drill motor are designed to operate at various speeds and torque levels and to withstand severe environmental conditions such as high temperatures, hard rock and abrasive muds.

     In connection with the PathFinder acquisition, we acquired a second line of rental downhole drilling motors and the related manufacturing equipment which had been operated and marketed by Halliburton under the name Dyna Drill. We also acquired the non-exclusive right to use the Dyna Drill name. The Dyna Drill downhole drilling motors are manufactured and repaired by our subsidiary, Dyna Drill Technologies. In addition to complementing our Drill Motor Services line of downhole drilling motors, the manufacturing equipment enables us to support both motor lines and to provide manufacturing and repair services for other drilling motor companies. Dyna Drill Technologies is one of only four companies worldwide that manufactures the power section of downhole drilling motors.

     Our drilling motor customers include directional drilling companies and other oilfield service companies. We typically charge our customers for use of our drilling motors on the basis of hours of usage. We market our downhole drilling motors and services directly through our internal sales force and operating managers at locations in Lafayette, Louisiana; Houston, Texas; Elk City, Oklahoma; Aberdeen, Scotland; and Stavanger, Norway.

     Drilling Fluids. We manufacture, package, transport, warehouse and wholesale drilling fluids and drilling fluid chemicals and additives. We also provide size reduction services of environmentally approved solids used in loss circulation and seepage control, both of which are problems regularly encountered in drilling oil and natural gas wells. Drilling fluid products are used to cool and lubricate the drill bit during drilling operations, to contain formation pressures, to suspend and remove rock cuttings from the hole and to maintain the stability of the wellbore. Our customers, which include retail drilling fluid companies, specialty fluid companies and other oilfield service companies, use our drilling fluid products throughout the world.

     Our drilling fluid chemicals and additives are used in the production and maintenance of:

     - water-based drilling fluids;

     - oil-based drilling fluids; and

     - synthetic-based drilling fluids.

Water-based drilling fluids are the most widely used drilling fluids, having application in both land and offshore environments. Water-based drilling fluids typically contain an engineered blend of weighting materials used to contain formation pressures and a broad range of chemical additives specially designed to yield the specific drilling performance characteristics required for a given drilling project. Oil-based drilling fluids, which primarily are used to drill water-sensitive shales, reduce torque and drag and are widely used in drilling conditions where stuck pipe is likely to occur. In certain drilling areas, oil-based systems exhibit higher penetration rates than water-based systems. These higher penetration rates significantly reduce the time required to drill a well and overall drilling costs. Synthetic-based drilling fluids are used where oil-based fluids are prohibited for environmental reasons and are particularly advantageous in the deepwater environment, because of their high performance and safety.

     We manufacture a large portion of the drilling fluid products we wholesale, which enables us to manage the cost and maintain the proprietary nature of these products. Our research and development initiatives are designed to develop new products specifically for our customer base. One of our latest product innovations is a high performance lubricant that allows the use of environmentally friendly water-based drilling fluids in the deep, severe drilling environments of the North Sea.

     We established our drilling fluids and drilling fluid chemicals and additives business through the acquisitions of Integrity Industries, Inc. in September 1997, Grinding and Sizing Company, Inc. in April 1998 and Agri-Empresa, Inc. in July 1998. We market and sell these products through an internal sales force. Our drilling fluids business provides products and services throughout Texas, Louisiana and eastern New Mexico.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     Our completion and workover related products and services segment provides a broad range of products and services primarily to customers onshore in the Gulf Coast region and offshore in the Gulf of Mexico. These products and services include:

     - wireline logging and perforating;

     - polymers and specialty chemicals; and

     - tubing.

     Wireline Logging and Perforating. We provide cased-hole wireline logging and perforating services to oil and natural gas companies onshore in Alabama, Louisiana, Mississippi and Texas and offshore in the Gulf of Mexico. Our services include:

     - Logging Services. Logging involves the gathering of downhole information to identify various characteristics about the formation or zone to be produced. Logging services are performed through armored electro-mechanical cable, or wireline, which is lowered into a well from a truck on land or a skid unit offshore. These units contain considerable instrumentation and computer equipment used to chart and record downhole information.

     - Perforating Services. Perforating is the method used to establish communication between the oil or natural gas reservoir and production tubing to enable the production of oil or natural gas. A path for oil and natural gas to flow from the reservoir through the casing and cement to the production tubing is created through the use of a shaped explosive charge from a perforating gun which penetrates the producing zone. Wireline is used to position and discharge the perforating gun. We also perform services aimed at improving the production rate of existing oil and natural gas wells and in perforating new zones in a well once a deeper zone or formation has been depleted. We provide a patented gravel pack service referred to as the "Thru-Tubing Wireline Gravel Pack," that provides operators of oil and natural gas wells with a more precise method of installing gravel packs. A gravel pack involves the use of a slurry-like material that is placed in the well to restore or improve production in wells that have become congested by producing sand.

     We supply wireline logging and perforating services primarily to cased-hole markets. Cased-holes are wells which have been drilled and cased and are either ready to produce or are already producing. As a result, the majority of our revenues from this business are generated by repeat business on existing wells. Consequently, our wireline logging and perforating services provide revenue stability during periods of reduced drilling activity.

     We established our wireline logging and perforating business through the acquisitions of Perf-O-Log, Inc. in December 1990 and Diamond Wireline Services, Inc. in October 1997. A wireline job typically involves the use of both a logging unit and a perforating unit at a customer's well site. These services require skilled operators and typically last several days for onshore jobs and a week or more for offshore jobs. We market and sell these services through an internal sales force, and our customers typically utilize these services on a per well basis. We charge our customers on a per day basis. Our wireline logging and perforating business is currently operated out of facilities located in Lafayette and Houma, Louisiana; Laurel, Mississippi; and Corpus Christi and Tyler, Texas.

     Polymers and Specialty Chemicals. We produce polymers and specialty chemicals for niche applications related to completion and workover activities. Our polymers and specialty chemical products are sold to customers for use around the world.

     Completion fluids are generally solids-free solutions with high specific gravities and are non-damaging to the producing formation. Oil and natural gas operators use these specially designed fluid systems in combination with a comprehensive range of specialty chemical products to control bottom-hole pressures, while meeting the specific corrosion, inhibition, viscosity and fluid loss requirements during the completion and workover phase of a well. These systems are specially designed to maximize well production by minimizing formation damage that can be caused by solids-laden systems.

     Our three classes of completion and workover related polymer and specialty chemical products are:

     - oilfield products, which include:

      - enhanced recovery chemicals,

      - spotting fluids,

      - well treating chemicals, and

      - liquified polymers;

     - industrial products, which include:

      - cleaners,

      - lubricants, and

      - environmentally sensitive solvents; and

     - environmental remediation products.

     We established our polymers and specialty chemicals business through the acquisitions of Integrity Industries, Inc. in September 1997, Grinding and Sizing Company, Inc. in April 1998 and Agri-Empresa, Inc. in July 1998. We market and sell our polymers and specialty chemical products through an internal sales force. Our polymers and specialty chemical products are distributed from strategically located facilities throughout Texas, Louisiana and in eastern New Mexico.

     Tubing. Thomas Tubing Specialists was established with a capital investment in 1998. This specialized division of Thomas Energy Services, Inc. provides a variety of quality tubing and high pressure blowout preventers used in conventional well servicing and workover applications, as well as specialized snubbing and coiled tubing applications.

     Snubbing involves pushing pipe into the well against well bore pressures that often exceed 10,000 to 12,000 pounds per square inch. Failure during high pressure applications such as snubbing could result in a blowout. Through Thomas Tubing, we offer both the proper equipment and the experience to handle the critical nature of snubbing. Thomas Tubing also provides standard tubing for less demanding applications.

     Thomas Tubing has benefitted from the lack of specific focus by our competitors on the tubing and snubbing market. We market and sell our equipment through an internal sales force. Our customers typically utilize equipment on a per well basis, and we charge our customers for equipment primarily on a day rental basis. Our tubing business is currently operated out of facilities located in New Iberia, Louisiana.

  MAINTENANCE AND SAFETY RELATED PRODUCTS AND SERVICES

     We provide maintenance and safety related products and services primarily for refinery and petrochemical plant applications and major and independent oil and natural gas companies, including:

     - integrated on-site cleaning and waste management; and

     - safety equipment.

     Integrated On-Site Cleaning and Waste Management. We provide on-site cleaning, maintenance and waste storage services to refining and petrochemical companies and major and independent oil and natural gas companies through our fleet of high velocity vacuum trucks, storage tanks and boxes and a broad selection of specialty equipment. Our services include on-site cleaning and waste management, waste transportation, wastewater services, container cleaning and repair, emergency spill response services and other general plant support services.

     We established an integrated cleaning and maintenance business through our acquisition of Charles Holston, Inc. in April 1989. We market these services directly through an internal sales force and operating managers at locations in Jennings and Eunice, Louisiana.

     Safety Equipment. Our safety equipment business provides equipment used in the detection of and protection from toxic gases encountered by refining and petrochemical companies and major and independent oil and natural gas companies onshore in the Gulf Coast region and offshore in the Gulf of Mexico. We rent electronic detection and monitoring equipment, breathing units and other personal safety equipment, primarily on a day rate basis. In addition, we provide comprehensive safety planning services, safety training and safety supervision.

     We acquired our safety equipment business through the acquisition of Well Safe, Inc. in May 1990. Originally established to service the oil and natural gas exploration and production market, we expanded our business in 1993 to include refining and petrochemical companies. This has enabled us to capitalize on the stringent safety requirements of this market. We market and sell our safety services and products directly through an internal sales force and operating managers at locations in Decatur and Mobile, Alabama; Gonzales and Sulfur, Louisiana; and Corpus Christi, Beaumont and Houston, Texas.

     For a summary of our reportable segments and operations by geographical region as of and for the years ended December 31, 2000, December 31, 1999 and December 31, 1998, see Note 11 to Consolidated Financial Statements.

  Potential Liabilities and Insurance

     Our operations involve a high degree of operational risk, particularly personal injuries and equipment damage, that are typical of companies operating in our industry. Failure of our equipment could result in property damages, personal injury, environmental pollution and damage for which we could be liable. Litigation arising from a catastrophic occurrence at a location where our equipment or services are used may result in our being named as a defendant in lawsuits asserting potentially large claims. We maintain insurance against risks that are consistent with industry standards and required by our customers. Although we believe that we maintain insurance coverage that is adequate in amount and type for the risks associated with our businesses, there is always a risk that our insurance may not be sufficient to cover any particular loss. In addition, our insurance does not provide coverage for all liabilities, including liability for some events involving pollution. Our insurance coverage may not otherwise be adequate to cover claims that may arise, and we may not be able to maintain adequate insurance at rates we consider commercially reasonable.

  Licenses, Patents and Trademarks

     We possess or have licenses to use various patents covering a variety of technologies that form components of our products. Although in the aggregate these patents are of importance to us, we do not consider any single patent to be of a critical or essential nature. We also enjoy product brand name recognition, principally through The Tracker(R), Dyna Drill(R) and other trademarks that we own or possess the right to use, and consider such trademarks to be important to our business.

     Our LWD business is substantially dependent upon technologies that we acquired in the PathFinder acquisition. Through non-exclusive, worldwide, royalty-free licenses granted to us by Halliburton, Honeywell, and other third-party licensors, and a royalty bearing non-exclusive, worldwide license granted to us by Schlumberger, we possess the right to use, but do not own and may not sublicense, these technologies. These licenses have termination dates, subject to renewal in some cases, ranging from March 31, 2004 through November 6, 2007. Some of the licenses have perpetual terms.

     In connection with the PathFinder acquisition, Halliburton agreed to defend and indemnify us with respect to any claim of infringement or misappropriation by third parties with regard to the intellectual property, such as patents, copyrights, trade secrets and trademarks, that were conveyed to us in the PathFinder acquisition. This indemnity protects us in the event of a loss arising out of any suit or settlement resulting from a claim of infringement of patents, copyrights or trade secrets of third parties by the PathFinder assets. The indemnity applies to claims made on or before March 29, 2001.

     On January 25, 2000, we notified Halliburton of its indemnity obligations under this agreement in connection with the assertion by one of our competitors that certain components of a PathFinder tool infringe upon one or more of its patents. Halliburton has agreed that this claim is subject to the indemnity agreement and has commenced its initial investigation of this claim. In addition, we have received an inquiry from an educational institution regarding the PathFinder tool, which could develop into an infringement claim with respect to patents held by it. We have notified Halliburton of this inquiry and are awaiting Halliburton's response.

     We have employment or royalty agreements with certain of our employees who have been involved in the development of technologies that are important to our business. In general, these agreements provide that we must pay royalties to these employees based upon the amount of revenues that their technologies are used to produce. In some cases, these agreements provide for acceleration of these royalty payments upon the occurrence of specified events, such as a change in control of W-H.

  Government Regulation

     Our business is significantly affected by foreign, federal, state and local laws and regulations relating to the oil and natural gas industry, the refining and petrochemical industry, worker safety and environmental protection. Changes in these laws, including more stringent administrative regulations and increased levels of enforcement of these laws and regulations, will affect our business. We cannot predict the level of enforcement of existing laws and regulations or how these laws and regulations may be interpreted by enforcement agencies or court rulings or the effect changes in these laws and regulations may have on us or our businesses, our results of operations, our cash flows or our financial condition. We also are not able to predict whether additional laws and regulations will be adopted.

     We depend on the demand for our products and services from oil and natural gas companies, oilfield service companies and refining and petrochemical companies. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and natural gas industry and the refining and petrochemical industry, generally. The adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas in our areas of operation for economic, environmental or other policy reasons could also adversely affect our operations by limiting demand for our products and services. In addition, our maintenance and safety related services are substantially dependent on the cleaning and maintenance operations of our customers. Numerous local, state and federal laws and regulations affect the necessity, timing and frequency of the cleaning and maintenance operations of refining and petrochemical companies and, consequently affect the demand for our products and services. We cannot determine the extent to which our future operations and earnings may be effected by new legislation, new regulations or changes in existing regulations or enforcement.

     Some of our employees who perform services on offshore platforms and vessels are covered by the provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws have the effect of making the liability limits established under state workers' compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages from job-related injuries, with generally no limitations on our potential liability.

     Our operations are subject to numerous foreign, federal, state and local laws and regulations governing the manufacture, management and/or disposal of materials and wastes in the environment and otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws which are often difficult and costly to comply with, and the violation of which may result in the revocation of permits, issuance of corrective action orders, assessment of administrative and civil penalties and even criminal prosecution. For example, state and federal agencies have issued regulations implementing environmental laws that regulate environmental and safety matters, such as restrictions on the types, quantities, and concentration of various substances that can be released into the environment in connection with specialty chemical manufacturing and tank vacuum or other field service operations, remedial measures to prevent pollution arising from current and former operations, and requirements for worker safety training and equipment usage. Our management believes that we are in compliance in all material respects with applicable environmental laws and regulations and, further, does not anticipate that compliance with existing laws and regulations will have a material effect on us.

     We generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The U.S. Environmental Protection Agency (EPA) and state agencies have limited the approved methods of disposal for some types of hazardous and nonhazardous wastes. Furthermore, it is possible that certain wastes handled by us in connection with our tank vacuum or other field service activities that currently are exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly operating and disposal requirements.

     The federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), also known as the "Superfund" law, and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We currently lease a number of properties upon which activities involving the handling of hazardous substances or wastes may have been conducted by third parties not under our control. These properties may be subject to CERCLA, RCRA and analogous state laws in the future. Under these laws and implementing regulations, we could be required to remove or remediate previously discarded hazardous substances and wastes or property contamination that was caused by these third parties. These laws and regulations may also expose us to liability for our acts that were in compliance with applicable laws at the time the acts were performed.

     Our operations may result in discharges of pollutants into waters. The Federal Water Pollution Control Act (FWPCA) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants are prohibited unless permitted by the EPA or applicable state agencies. In addition, the Oil Pollution Act of 1990 (OPA) as amended by the Coast Guard Authorization Act of 1996, imposes a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in waters of the United States. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The FWPCA and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with OPA, impose rigorous requirements for spill prevention and response planning as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges. Our management believes that we are in substantial compliance with applicable permitting, planning, and discharge requirements under the FWPCA and OPA.

     The Atomic Energy Act, which provides for the development and regulation of commercial nuclear power, authorizes the Nuclear Regulatory Commission (NRC) to regulate radioactive "source material." A "source material" is uranium and thorium that can be used to produce nuclear fuels, but that has not yet been "enriched" to be fissionable. Under the Atomic Energy Act, the NRC has entered into cooperative agreements with the states of Texas, Louisiana, and Mississippi that authorize those states to regulate and license the use of source material. Source material is used by several of our companies, including PathFinder, Perf-O-Log, and Diamond Wireline, in connection with logging exploratory wells in Louisiana, Mississippi, and Texas. We have obtained licenses from the Louisiana Department of Environmental Quality, the Texas Department of Health and Radiological Control, and the Mississippi Department of Health and Radiological Control that allow us to store and use these source materials in connection with our well logging activities in these three states. We believe that we are in compliance with the terms and conditions of our source material state licenses.

     As part of the oilfield products and services provided by our Charles Holston company in Louisiana, we have in the past been involved in treating, removing, and disposing of naturally occurring radioactive material (NORM) which is generated in connection with oil and gas exploration and production activities. The Atomic Energy Act does not regulate NORM; rather, NORM is regulated by the states. Under authority granted by Louisiana law, the Louisiana Department of Environmental Quality has adopted regulations establishing radiation, health, and safety requirements for the possession, use, transfer, treatment, storage, and disposal of NORM, and the recycling of NORM-contaminated equipment. These regulations authorize the issuance of "specific licenses" to qualified companies to remove and dispose of regulated NORM that has contaminated oilfield equipment such as tanks and pipes as well as surficial soils, including soils comprising oilfield pits. We have in the past held a specific license for treating, removing, and disposing of NORM in Louisiana. While we are not currently licensed to treat, remove or dispose of NORM, we are undertaking efforts to once again obtain a special license in order to handle regulated NORM waste. We believe that our past NORM activities under our previous specific license were performed in compliance with applicable Louisiana Department of Environmental Quality NORM requirements, and do not expect to experience significant difficulty in obtaining a new specific license with respect to the future handling of regulated NORM.

  Customers

     Our customers include major and independent oil and natural gas companies and independent directional drillers operating onshore in North America and offshore in the Gulf of Mexico and the North Sea, the Middle East, the Caspian Sea and Italy. Our customers also include refinery and petrochemical companies located on the Gulf Coast. Additionally, we provide drilling fluids to other oilfield services companies on a wholesale basis. We provide services and equipment to a broad range of customers and, therefore, we believe that we are not dependent on any single customer or group of customers. For the year ended December 31, 2000, no single customer or group of affiliated customers accounted for 10% or more of our revenues. We generally enter into informal, nonbinding commitments with our customers, which are customary within our business lines.

  Suppliers

     We obtain our rental tools, certain parts and components of our drilling motors and LWD and MWD tools and certain chemicals and additives used in producing our drilling fluids from various third-party suppliers. We do not believe that any one supplier of these products is material to us. We have not experienced and do not foresee experiencing a shortage of any of these products.

  Competition

     We operate in highly competitive areas of the oilfield services industry. The depressed oil and natural gas prices and the resulting decline in the oil and natural gas industry in the 1980s and in 1998 and early 1999 has led to a consolidation of the number of companies providing services similar to those we provide. Many of our competitors are larger and have greater marketing, distribution, financial and other resources than we do.

     Drilling Related Products and Services. We experience significant competition in our drilling related products and services segment. In this segment, we principally compete on the basis of reputation, technology, quality, price and availability. Competitors in our LWD and MWD businesses include divisions of Baker Hughes, Halliburton and Schlumberger. Small and large independent oilfield service companies also compete with us in our MWD business. In our rental tool business, our competitors range from small, independent oilfield service companies to much larger oilfield service companies such as Weatherford International. In addition, many of our customers own and operate large inventories of equipment they might otherwise rent and have the ability to purchase additional equipment, as opposed to renting. Competitors in our downhole drilling motors business and our drilling fluids and specialty chemicals business include both small and large oilfield service companies.

     Completion and Workover Related Products and Services. We experience significant competition in our completion and workover related products and services segment. In this segment, we principally compete on the basis of price, quality, reputation, availability and range of services offered. Our competitors in this segment include the major oilfield service companies and both small and large independent oilfield service companies.

     Maintenance and Safety Related Products and Services. Our maintenance and safety related products and services segment also experiences significant competition. In this segment, we compete principally on the basis of quality, reputation and price. Competition in our safety equipment business is fragmented and our competitors vary widely. We have a variety of competitors in our cleaning and waste management business ranging from large public companies to small independent, single-location operators.

     We may not be able to continue operating at current volumes or prices if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than our products and services. Competitive pressures or other factors also may result in significant price competition that could have a material adverse effect on our results of operations and financial condition. In the future, we also may face the threat of competition from companies providing products similar to ours over the Internet. These potential Internet companies may have greater technical capabilities and access to greater financial resources than we have. This may place us at a disadvantage in responding to the Internet offerings of these competitors, technological changes in the Internet or changes in our customers' requirements. Furthermore, competition among oilfield service and equipment providers is also based on the provider's reputation for safety and quality. Although we believe that our reputation for safety and quality service is good, there can be no assurance that we will be able to maintain this reputation and, thus, our competitive position.

  Employees

     As of December 31, 2000, we had approximately 1,015 employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that relations with our employees are good.

              FACTORS THAT MAY AFFECT FUTURE RESULTS AND ACCURACY
                         OF FORWARD LOOKING STATEMENTS

     This Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. No assurance can be given that actual results may not differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, the risk factors discussed below. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

RISKS RELATED TO OUR BUSINESS

  We have a history of net losses, and this trend may continue.

     We suffered net losses in 1997, 1998, 1999 and 2000 largely because of the decline in activity by oil and natural gas drilling and producing companies caused in response to lower oil and natural gas prices, interest and amortization expenses associated with our 1997 recapitalization and acquisition activities, as well as the extraordinary loss recognized in 2000 as a result of the write-off of deferred financing costs and unamortized discount associated with the debt that was repaid with the net proceeds from our initial public offering (IPO) and borrowings under our new credit facility. The volatility underlying the oil and natural gas industry prevents us from accurately predicting future operating conditions and results, and the extent of our future profitability.

  Demand for our products and services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices.

     The markets for oil and natural gas historically have been volatile and are likely to continue to be so in the future. A prolonged downturn in oil and natural gas prices could have a material adverse effect on our results of operations and financial condition, particularly with respect to our drilling related products and services. Demand for our drilling related products and services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the level of exploration, development and production activity. Lower levels of activity result in a corresponding decline in the demand for our drilling related products and services, which could have a material adverse effect on our revenues and profitability.

     Factors affecting the prices of oil and natural gas include:

     - the level of demand for oil and natural gas;

     - worldwide political, military and economic conditions, including the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and prices for oil;

     - the level of oil and natural gas production;

     - the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves; and

     - global weather conditions.

     The production sector of the oil and natural gas industry, which utilizes our completion and workover related products and services, is less immediately affected by changing oil and natural gas prices and, thus, is less volatile than the exploration sector, which utilizes our drilling related products and services. However, producers likely would react to declining oil and natural gas prices by reducing expenditures, which could adversely affect our business in this segment as well.

  Because many of our products and services are used in potentially hazardous applications and operations, our business is subject to risks associated with the occurrence of personal injuries, loss of life, damage or destruction of property, equipment or the environment and suspension of operations. The occurrence of any of these events could adversely affect our financial condition or results of operation.

     Many of our products and services are used in potentially hazardous drilling, completion and production applications, as well as cleaning, maintenance and safety operations. These activities can cause:

     - personal injury;

     - loss of life;

     - damage or destruction of property, equipment or the environment; and

     - suspension of operations.

     Litigation arising from a catastrophic occurrence at a location where our equipment or services are used may result, in the future, in our being named as a defendant in lawsuits asserting potentially large claims.

     In addition, many of our employees who perform services on offshore platforms and vessels are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws have the effect of making the liability limits established by state workers' compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages from job-related injuries, with generally no limitations on our potential liability.

     The frequency and severity of these incidents affect our operating costs, insurability and relationships with customers, employees and regulators. Any increase in the frequency or severity of these incidents, or the general level of compensation awards resulting from these incidents, could affect our ability to obtain projects from oil and natural gas companies or insurance covering these incidents.

     There is always a risk that our insurance may not be sufficient to cover any particular loss. In addition, our insurance does not provide coverage for all liabilities, including liability for some events involving pollution. Our insurance coverage may not otherwise be adequate to cover claims that may arise, and we may not be able to maintain adequate insurance at rates we consider commercially reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition.

  The volatility of the oil and natural gas industry and the demanding nature of our work may affect our ability to attract and retain the skilled workers on which our operations depend.

     We may not be able to find enough skilled workers to meet our needs, which could limit our growth. Business activity in the oil and natural gas industry historically decreases or increases with the price of oil and natural gas. In late 1997, the price of oil and natural gas began to decline and continued this trend until the first quarter of 1999. In turn, industry-wide downsizing caused oilfield workers to look for and secure work in other industries and locations. As a result of the employment migration away from the oil and natural gas industry, we may have problems finding enough skilled workers in the future.

     In addition, we require skilled workers who can perform physically demanding work. As a result of the volatility of the oil and natural gas industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours.

     With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers from other fields and to retain or expand our current work force. If we are not able to increase our service rates to our customers to compensate for wage rate increases, our operating results may be adversely affected.

  Our success depends on key members of our management, the loss of whom could disrupt our business operations.

     We depend to a large extent on the services of some of our executive officers and directors. The loss of services of any of Kenneth T. White, Jr., Jeffrey L. Tepera or William J. Thomas, III could disrupt our operations. We have entered into employment agreements with Messrs. White, Tepera and Thomas that contain non-compete provisions. Despite these agreements, we may not be able to retain these officers and may not be able to enforce the non-compete provisions in their employment agreements. We maintain key person life insurance on the lives of Messrs. White and Thomas. However, the proceeds from these insurance policies may not be sufficient to cover our losses in the event of the death of either of these officers.

  Intense competition in our industry could adversely affect our results of operations.

     We compete in highly competitive areas of the oilfield products and services markets. The depressed oil and natural gas prices and the consequent decline in the oil and natural gas industry in the 1980s, 1998 and early 1999 has led to a consolidation of the number of companies providing products and services similar to those we provide. As a result of these consolidations, many of our competitors are much larger and have greater marketing, distribution, financial and other resources than we do.

     We may not be able to continue operating at current levels or prices if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics. Competitive pressures or other factors also may result in significant price competition with respect to existing products and services that could have a material adverse effect on our results of operations and financial condition. Competition among oilfield product and service providers is also based on a provider's reputation for safety and quality service. Unforeseen events may occur which could negatively affect our reputation for safety and quality service and, thus, our competitive position.

     In the future, we also may face the threat of competition from companies providing products similar to ours over the Internet. These companies may have greater technical capabilities and access to greater financial resources than we have. This may place us at a disadvantage in responding to the Internet offerings of these competitors or to changes in the way our customers procure products and services.

  Adverse weather conditions could result in fluctuations in our operating results.

     Demand for our products and services in the Gulf of Mexico may be adversely affected by the hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast during the summer and fall months. The threat of a hurricane or tropical storm in the vicinity of a drilling rig where we have personnel and equipment deployed often requires us to evacuate our personnel and equipment. An evacuation and the amount of time required to redeploy personnel and equipment after the threat of a storm has passed may result in significant downtime and lost revenues, especially in the case of a large storm. In addition, equipment that we are unable to remove from the path of a storm may be damaged, lost or destroyed.

     In the North Sea, demand for our products and services is also affected by periods of adverse weather, although the storms experienced in the North Sea typically do not require the evacuation of personnel and equipment.

     As a result, our operating results may vary from quarter to quarter, depending upon factors outside of our control. Thus, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

  Compliance with environmental and other government regulations could adversely affect our business.

     Our business is significantly affected by:

     - foreign, federal, state and local laws and other regulations relating to

      - the oil and natural gas industry,

      - the refining and petrochemical industry, and

      - worker safety and environmental protection;

     - changes in these laws and regulations; and

     - the level of enforcement of these laws and regulations.

     We depend on the demand for our products and services from oil and natural gas companies, oilfield service companies and refining and petrochemical companies. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and natural gas industry and the refining and petrochemical industry, generally. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas in our areas of operation for economic, environmental or other policy reasons could adversely affect our operations by limiting demand for our products and services.

     In addition, our maintenance and safety related products and services are substantially dependent on the cleaning and maintenance operations of our customers. Numerous foreign, federal, state and local laws and regulations affect the necessity, timing and frequency of the cleaning and maintenance operations of refining and petrochemical companies and thus affect the demand for our products and services. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing laws and regulations or enforcement.

     The technical requirements of the foreign, federal, state and local laws and regulations affecting our business are becoming increasingly complex and stringent. These laws may provide for "strict liability" for damages to natural resources or threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of the party. Sanctions for noncompliance may include:

     - revocation of permits;

     - corrective action orders;

     - administrative or civil penalties; and

     - criminal prosecution.

     Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws and regulations also may expose us to liability for the conduct of, or conditions caused by, others, or for our acts that were in compliance with applicable laws at the time the acts were performed.

  Our business could be adversely affected by new technologies.

     Many of our operations, primarily LWD and MWD products and services and specialty chemical sales, are based substantially on technologies for which we hold licenses or patents. Our success in these areas depends to a significant extent on the development and implementation of new product designs and formulations. Whether we can continue to develop products and technologies to meet evolving industry requirements and at prices acceptable to our customers will be a significant factor in determining our ability to compete in these areas. Many of our competitors have greater resources devoted to research and development of new products and technologies than we do. The licenses or patents we have secured may be successfully challenged by others. Moreover, these licenses or patents may not protect us from the development of similar products by others.

  We do not own all of the technologies associated with our PathFinder assets.

     Our LWD business is substantially dependent upon technologies that we acquired in the PathFinder acquisition. We possess the right to use these technologies through non-exclusive, worldwide licenses granted to us by Halliburton and other third-party licensors. Our rights under these licenses are subject to the licensors' abiding by the terms of these licenses and not terminating them.

     In addition, because these licenses are non-exclusive, these technologies may be licensed by Halliburton and other licensors to third parties, including our current competitors in the LWD business and others who are seeking to enter the LWD business.

     Halliburton has agreed to defend and indemnify us with respect to any claim of infringement or misappropriation by third parties with regard to the intellectual property, such as patents, copyrights, trade secrets, and trademarks, that were conveyed to us in the PathFinder acquisition. Halliburton's obligation only applies to claims made on or before March 29, 2001. We have received notice of an infringement claim from a competitor asserting that certain components of a PathFinder tool infringe upon one or more of its patents. Halliburton has agreed to undertake the defense of this claim. In addition, we have received an inquiry from an educational institution regarding the PathFinder tool, which could develop into an infringement claim with respect to patents held by it. We have notified Halliburton of this inquiry and are awaiting Halliburton's response. We cannot be certain that we will be protected against all risks related to claims in connection with these technologies.

  The concentration of our customers in the energy industry could materially and adversely affect our earnings.

     Substantially all of our customers are in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Many of our customers were slow in paying their accounts in late 1998 and 1999 in light of adverse industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables.

  A significant amount of our growth has occurred through the acquisition of existing businesses; however, future acquisitions may be difficult to integrate, disrupt our business and adversely affect our operating results.

     We may acquire other companies, assets and product lines that complement or expand our existing business. Each acquisition, however, involves a number of risks. These risks include:

     - the diversion of our management's attention from our existing businesses to integrating the operations and personnel of the acquired business;

     - possible adverse effects on our operating results during the integration process; and

     - our possible inability to achieve the intended objectives of the combination.

     We may seek to finance an acquisition through borrowings under our credit facility or through the issuance of new debt or equity securities. If we should proceed with a relatively large cash acquisition, we could deplete a substantial portion of our financial resources to the possible detriment of our other operations. Any future acquisitions could also dilute the equity interests of our shareholders, require us to write off assets for accounting purposes or create other undesirable accounting issues, such as significant expenses for amortization of goodwill or other intangible assets.

  Our international operations may experience interruptions due to political and economic risks.

     We operate our business and market our products and services in oil and natural gas producing areas outside the United States. We are, therefore, subject to the risks common in international operations and investments in foreign countries. These risks include:

     - nationalization and expropriation;

     - war and civil disturbances;

     - restrictive actions by local governments;

     - limitations on repatriation of earnings;

     - changes in foreign tax laws; and

     - changes in currency exchange rates.

     The occurrence of any of these events could have an adverse effect on regional demand for our products and services or our ability to provide our products and services in a particular region. An interruption of our international operations could have a material adverse effect on our results of operations and financial condition.

  A change in the estimated life of goodwill could reduce our earnings.

     Our balance sheet as of December 31, 2000, included "goodwill" which represented 16% of our assets. Goodwill is recorded when we pay more for a business than the fair market value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require us to amortize this and all other intangible assets over the periods we benefit from those assets not to exceed 40 years. The amortization periods for our acquisitions to date are between 20 years and 40 years. We evaluate the useful life of all our assets on an ongoing basis. If we were to assign a shorter life to a material portion of this goodwill, earnings reported in prospective periods would be reduced. If we were to determine that the remaining balance of goodwill was impaired, we would be required to take an immediate charge to earnings with a correlative effect on stockholders' equity (deficit).

  As a holding company, we are totally dependent on dividends or other distributions from our operating subsidiaries to pay dividends and our other obligations.

     We are a holding company with no business operations. Our only significant asset is the outstanding capital stock of our subsidiaries. As a result, we must rely on payments from our subsidiaries to meet our obligations. We currently expect that the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including to service any debt obligations they may now or in the future have. Even if we decided to pay a dividend on or make a distribution in respect of our common stock, our subsidiaries may not be able to generate sufficient cash flow to pay a dividend or distribute funds to us. At present, we and our subsidiaries are restricted from paying dividends under our credit facility. Future credit facilities and other future debt obligations, as well as statutory provisions, may also limit our ability to pay dividends.

  Our credit facility contains restrictive covenants that limit our financial and operational flexibility and our ability to pay dividends.

     Our credit facility contains restrictive covenants that limit the incurrence of debt by our company or our subsidiaries, require us to maintain financial ratios, such as a debt service coverage ratio and leverage ratio, limit the amount of capital expenditures we may make and effectively restrict our ability to pay dividends. These restrictions may adversely affect our ability to conduct and expand our operations. For example, our business is capital intensive, requiring specialized equipment and trained personnel to provide our products and services. We may need to raise additional funds through public or private debt or equity financing. Adequate funds may not be available when needed or may not be available on favorable terms. Even if adequate funds are available, our credit facility may restrict our ability to raise additional funds. If we are unable to raise capital, our finances and operations may be adversely affected.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

  The concentration of ownership of our common stock by our principal shareholders, together with our officers, directors and other affiliates, limits the influence of public shareholders.

     Our principal shareholders, investment funds affiliated with The Jordan Company, a private merchant banking firm, and Credit Suisse First Boston and its affiliated investment funds, together with our officers, directors and other affiliates, beneficially own approximately 53.9% of the outstanding shares of our common stock. Accordingly, these shareholders, if they were to vote in the same manner, would have the ability to control the election of our directors and the outcome of other matters submitted to a vote of our shareholders, which may have the effect of delaying or preventing a change in control of W-H.

  The availability of shares of our common stock for future sale could depress our stock price.

     Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock and could impair our ability to obtain capital through an offering of equity securities. We registered the issuance of up to 3,375,075 shares of our common stock to be purchased upon the exercise of options granted under our option plans. All of the shares issued upon exercise of these options will be freely tradeable, subject to compliance with lock-up agreement restrictions, if any, without restrictions or registration under the Securities Act, by persons other than our affiliates. Our affiliates would be able to sell these shares under Rule 144 after compliance with any lock-up agreement to which they are subject. In addition, shareholders holding approximately 11,801,804 shares of our common stock are subject to lock-up agreements pursuant to which they agreed to not sell any shares of our common stock for a period of 180 days from the date of the initial public offering of our common stock. On April 9, 2001, these lock-up agreements will expire and these shareholders, including any shareholders who are affiliates, will be able to sell these shares in compliance with Rule 144 and Rule 701.

  Our stock price could be extremely volatile as a result of the effect that variations in oil and natural gas prices and other factors beyond our control could have on the market price of our stock.

     The market price of our common stock may be influenced by many factors, including:

     - variations in our quarterly or annual results of operations;

     - variations in oil and natural gas prices;

     - investor perceptions of us and other oilfield service companies, in general;

     - general economic and other conditions; and

     - the liquidity of the market for our common stock.

     These factors may cause the price of our common stock to fluctuate significantly or decline.

     In particular, the market price of our common stock may be influenced by variations in oil and natural gas prices, because demand for our products and services is closely related to the prices of these commodities. This may cause our stock price to fluctuate with these underlying commodity prices, which are highly volatile.

ITEM 2. PROPERTIES

     Our principal executive offices are located at 10370 Richmond Avenue, Suite 990, Houston, Texas 77042, and our telephone number is (713) 974-9071. Our businesses are conducted out of sales offices and facilities located throughout the United States, Canada and Europe. Set forth below is a chart describing the locations of these sales offices and facilities:

BUSINESS                                                          LOCATION
- --------                                                          --------
Drilling Related Products and Services
  LWD/MWD                                       Lafayette and New Orleans, Louisiana; Houston
                                                and Victoria, Texas; Casper, Wyoming;
                                                Stavanger, Norway; Aberdeen, Scotland; Macae,
                                                Brazil; Dubai, United Arab Emirates;
                                                Edmonton, Canada
  Rental Tools                                  Lafayette and New Iberia, Louisiana; Denver,
                                                Colorado; Houston, Dallas, Corpus Christi and
                                                Victoria, Texas
  Downhole Drilling Motors                      Lafayette, Louisiana; Elk City, Oklahoma;
                                                Houston, Texas; Stavanger, Norway;
                                                Aberdeen, Scotland
  Drilling Fluids                               Jennings, Louisiana; Carlsbad and Hobbs,
                                                New Mexico; Kingsville, Conroe, Victoria,
                                                Lufkin, Zapata, Edinburg, Midland, Abilene,
                                                Jacksboro and Houston, Texas
Completion and Workover Related Products and
  Services
  Wireline Logging and Perforating              Lafayette and Houma, Louisiana; Laurel,
                                                Mississippi; Corpus Christi and Tyler, Texas
  Polymers and Specialty Chemicals              Jennings, Louisiana; Carlsbad and Hobbs,
                                                New Mexico; Kingsville, Conroe, Victoria,
                                                Lufkin, Zapata, Edinburg, Midland, Abilene,
                                                Jacksboro and Houston, Texas
  Tubing                                        New Iberia, Louisiana; Victoria, Texas

BUSINESS                                                          LOCATION
- --------                                                          --------
Maintenance and Safety Related Products and
  Services
  Integrated On-site Cleaning and Waste
     Management                                 Eunice and Jennings, Louisiana
  Safety Equipment                              Decatur and Mobile, Alabama; Gonzales and
                                                Sulfur, Louisiana; Beaumont, Corpus Christi
                                                and Houston, Texas

     With the exception of our Lafayette (LWD/MWD) and Houma, Louisiana and Tyler, Texas facilities, which are owned, all of these sales offices and facilities are leased pursuant to operating leases for various terms. Some of these sales offices and facilities are leased from employees who were the former owners of our subsidiaries. We believe that all of our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to various routine legal proceedings that primarily involve commercial claims and workers' compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of all of these proceedings, even if determined adversely, would not have a material adverse effect on our business or financial condition.

     Two separate lawsuits, Keith Vienne, et al. v. Conoco, Inc., et al., No. 74,427, and Larry Mouton, et al. v. Conoco, Inc., et al., No. 75,038, were filed in 1999 in Louisiana state court against six defendants, including Conoco, Inc., the primary operator of the field beginning in the 1950s, and Guillory Tank Truck Service, Inc., an oilfield waste disposal company. One of our subsidiaries, Charles Holston, Inc., purchased the assets of Guillory Tank Truck Service, Inc. in 1989. These cases have several hundred plaintiffs who allege that they and their property have been exposed to improperly handled oil, gas, and oilfield waste over a 40-year period in connection with the operation of an oilfield approximately four miles north of Rayne, Louisiana. The plaintiffs allege that Guillory Tank Truck Service, Inc. improperly disposed of oilfield waste from the field at various unspecified times over the years. The plaintiffs are seeking an unspecified amount of general, special and exemplary damages. These cases, which are being consolidated for trial purposes, are in the initial phase of discovery, and it is too early for us to predict a range of exposure or a likely outcome. However, we believe that under the terms of the asset purchase agreement entered into in 1989 to acquire these assets, Charles Holston, Inc. is not contractually liable for any acts which may result in liability prior to the acquisition of these assets. We do not expect these two lawsuits to have a material adverse effect on our financial condition or results of operations.

     For a discussion of the claims relating to intellectual property rights, please read "Licenses, Patents and Trademarks" in Item 1 above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                       EXECUTIVE OFFICERS OF THE COMPANY

                   NAME                     AGE                    POSITION
                   ----                     ---                    --------
Kenneth T. White, Jr......................  59    Chairman of the Board, President, Chief
                                                  Executive Officer and Director
Jeffrey L. Tepera.........................  35    Vice President, Secretary and Chief
                                                  Financial Officer
William J. Thomas, III....................  49    Vice President
Ernesto Bautista, III.....................  29    Vice President and Corporate Controller

     Mr. White, our founder, has served as a director and as our President, Chairman and Chief Executive Officer since our inception in April 1989. Prior to founding our company, Mr. White participated in the acquisition, development and eventual sale of a number of businesses, including an oil and natural gas products and services business and a manufacturing and distributing company. Mr. White has over 25 years of experience in the oil and natural gas industry.

     Mr. Tepera, a certified public accountant, serves as our Vice President, Secretary and Chief Financial Officer. From December 1997, until March 2000, when Mr. Tepera was appointed to his current positions with us, Mr. Tepera served as our Vice President and Treasurer. From 1989 to December 1997 Mr. Tepera was employed by Arthur Andersen LLP, independent public accountants, serving in various positions, most recently as Manager in the assurance practice, which specializes in emerging, high growth companies.

     Mr. Thomas has served as our Vice President since May 2000, the Chief Executive Officer of PathFinder Energy Services, Inc. since June 1999 and the President and Chief Executive Officer of Thomas Energy Services, Inc. since June 1994. Mr. Thomas has over 25 years of experience in the oil and natural gas industry and has been employed by Thomas Energy Services since 1974.

     Mr. Bautista, a certified public accountant, has served as Vice President and Corporate Controller since June 2000. From September 1994 to May 2000, Mr. Bautista was employed by Arthur Andersen LLP, independent public accountants, serving in various capacities, most recently as a Manager in the assurance practice, primarily focusing on emerging, high growth companies.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ National Market under the symbol "WHES." The following table sets forth the high and low bid prices per share of our common stock as reported by the NASDAQ National Market for each fiscal quarter since October 16, 2000, the date of our initial public offering.

                                                              HIGH     LOW
                                                              -----   -----
2000
  Fourth Quarter (Since October 16, 2000)...................  19.69   12.00
2001
  First Quarter (Through March 15, 2001)....................  23.38   17.00

     As of March 15, 2001, there were 22,408,852 shares of Common Stock outstanding, which were held by approximately 40 record holders.

     We do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our cash for the continued development of our business. In addition, our credit facility restricts our ability to pay dividends. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 below for a discussion of restrictions on our ability to pay dividends.

     Set forth below are securities of the registrant which were issued by the Company and not registered under the Securities Act. Further included is the consideration, if any, received by the Company for such securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

     (i) On October 11, 2000, the Company issued 115,500 shares of its common stock for total consideration of $255,500 resulting from the exercise of a warrant by a former employee of the Company.

     (ii) On December 20, 2000, the Company issued 98,178 shares of its common stock in a cashless warrant exercise transaction with a former employee of the Company.

     No underwriters were engaged in connection with the issuance of securities in any of the foregoing transactions. All of the foregoing sales of securities were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act as transactions not involving any public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     Our selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                                        THREE MONTHS
                                                     YEAR ENDED DECEMBER 31,                ENDED        YEAR ENDED
                                             ----------------------------------------   DECEMBER 31,    SEPTEMBER 30,
                                               2000       1999       1998      1997         1996            1996
                                             --------   --------   --------   -------   -------------   -------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Drilling related products and services...  $162,930   $ 80,643   $ 46,368   $29,149      $ 4,376         $13,503
  Completion and workover related products
    and services...........................    43,177     27,436     23,789    14,966        2,688          11,225
  Maintenance and safety related products
    and services...........................    23,845     19,562     20,136    15,718        3,024          11,487
                                             --------   --------   --------   -------      -------         -------
        Total revenues.....................   229,952    127,641     90,293    59,833       10,088          36,215
Cost of revenues...........................   123,871     68,399     43,431    25,889        4,401          15,447
Selling, general and administrative
  expense..................................    44,380     32,273     23,539    30,493(1)      3,032         10,705
Research and development expense...........     6,010      3,845        249       239           39             250
Depreciation and amortization..............    19,339     15,521     10,748     5,870        1,017           3,395
                                             --------   --------   --------   -------      -------         -------
Income (loss) from operations..............    36,352      7,603     12,326    (2,658)       1,599           6,418
Interest expense and other expense, net....    24,081     22,584     13,560     4,725          388           1,319
Provision (benefit) for income taxes.......     4,671        239        152    (1,714)         472           1,985
                                             --------   --------   --------   -------      -------         -------
  Income (loss) before extraordinary
    loss...................................     7,600    (15,220)    (1,386)   (5,669)         739           3,114
Extraordinary loss, net of tax.............    (8,288)        --         --        --           --              --
                                             --------   --------   --------   -------      -------         -------
Net income (loss)..........................  $   (688)  $(15,220)  $ (1,386)  $(5,669)     $   739         $ 3,114
                                             ========   ========   ========   =======      =======         =======
Earnings (loss) per share:
  Basic
    Income (loss) before extraordinary
      loss.................................  $   0.53   $  (1.34)  $  (0.15)  $ (0.32)     $  0.03         $  0.14
    Extraordinary loss, net of tax
      benefit..............................     (0.58)        --         --        --           --              --
                                             --------   --------   --------   -------      -------         -------
    Net income (loss) per share............  $  (0.05)  $  (1.34)  $  (0.15)  $ (0.32)     $  0.03         $  0.14
                                             ========   ========   ========   =======      =======         =======
  Diluted
    Income (loss) before extraordinary
      loss.................................  $   0.53   $  (1.34)  $  (0.15)  $ (0.32)     $  0.02         $  0.10
    Extraordinary loss, net of tax
      benefit..............................     (0.58)        --         --        --           --              --
                                             --------   --------   --------   -------      -------         -------
    Net income (loss) per share............  $  (0.05)  $  (1.34)  $  (0.15)  $ (0.32)     $  0.02         $  0.10
                                             ========   ========   ========   =======      =======         =======
Number of shares used in computing income
  (loss) per share
  Basic....................................    14,328     11,339      9,075    17,448       22,800          22,800
                                             ========   ========   ========   =======      =======         =======
  Diluted..................................    14,328     11,339      9,075    17,448       30,850          30,850
                                             ========   ========   ========   =======      =======         =======

- ---------------

(1) Includes $13.5 million of non-recurring compensation expense resulting from the redemption of options in connection with our recapitalization in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in the forward-looking statements as a result of factors set forth under "Risk Factors" included elsewhere in this Form 10-K.

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

     Over the past several years, the oil and natural gas industry has experienced volatility as a result of significant changes in oil and natural gas prices. In 1997 and early 1998, we experienced strong demand for our products and services as a result of an increase in exploration, development and production activities. However, after remaining fairly stable in the second and third quarters of 1997, the price of oil began to decline in late 1997 and continued declining until early 1999. The decline in oil prices caused a decline in exploration, development and production activity. This reduction in activity resulted in substantially lower purchases of products and services from our drilling related products and services segment. Our completion and workover related products and services segment also was impacted by a decrease in production and workover activities by these same customers. Both of these segments were further impacted by an unprecedented wave of mergers and consolidations among our customers, which slowed capital spending. The downturn also affected our maintenance and safety related services segment, though not as severely.

     Demand for our products and services began to increase during the fourth quarter of 1999 and further increased in 2000, primarily as a result of higher oil and natural gas prices. We expect that demand for our products and services will continue to improve in 2001. The level of market improvement for our businesses in 2001 will be heavily dependent on whether oil and natural gas prices can remain at levels that will allow oil and natural gas companies to economically pursue exploration and development activities.

  Results of Operations

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues increased by $102.4 million, or approximately 80%, to $230.0 million for the year ended December 31, 2000 from $127.6 million for the year ended December 31, 1999. Approximately $9.5 million of this increase relates to the full year effect of the PathFinder acquisition in March 1999 and the remaining $92.9 million of this increase is attributable to increased activity levels within the oil and natural gas industry, higher asset utilization, and the benefit of additional equipment, which was added to our rental fleet in 2000.

     Revenues from our drilling related products and services increased by $82.3 million, or approximately 102%, to $162.9 million for the year ended December 31, 2000 from $80.6 million for the year ended December 31, 1999. Approximately $9.5 million of this increase relates to the full year effect of the PathFinder acquisition in March 1999 and the remaining $72.8 million of this increase is primarily attributable to an increase in drilling activity, higher asset utilization rates and the benefit of additional equipment, which was added to our rental fleet in 2000.

     Revenues from our completion and workover related products and services increased by $15.8 million, or approximately 58%, to $43.2 million for the year ended December 31, 2000 from $27.4 million for the year ended December 31, 1999. Revenue increased as a result of an increase in workover rig activity, higher utilization rates and the benefit of additional equipment, which was added to our rental fleet in 2000.

     Revenues from our maintenance and safety related products and services increased by $4.2 million, or approximately 21%, to $23.8 million for the year ended December 31, 2000 from $19.6 million for the year ended December 31, 1999. This increase was primarily the result of an increase in the number of plant overhauls and turnarounds and the benefit of additional equipment that was added in 2000.

     Cost of Revenues. Cost of revenues increased by $55.5 million, or approximately 81%, to $123.9 million for the year ended December 31, 2000 from $68.4 million for the year ended December 31, 1999. As a percentage of revenues, cost of revenues remained consistent at 54% for the year ended December 31, 2000 and the year ended December 31, 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $12.1 million, or approximately 38%, to $44.4 million for the year ended December 31, 2000 from $32.3 million for the year ended December 31, 1999. The increase was attributable to a full year impact of the PathFinder acquisition and our expansion of sales, administration and marketing personnel in 2000. As a percentage of revenues, selling, general and administrative expenses decreased to 19% for the year ended December 31, 2000 from 25% for the year ended December 31, 1999.

     Research and Development Expense. Research and development expenses increased by $2.2 million, or approximately 56%, to $6.0 million for the year ended December 31, 2000 from $3.8 million for the year ended December 31, 1999. This increase was the result of the heightened focus on furthering the PathFinder and other MWD/LWD technologies coupled with a full year impact of the PathFinder acquisition.

     Depreciation and Amortization. Depreciation and amortization increased by $3.8 million, or approximately 25%, to $19.3 million for the year ended December 31, 2000 from $15.5 million for the year ended December 31, 1999. This increase was the result of depreciation associated with our capital expenditures in 2000 and a full year impact of the PathFinder acquisition.

     Interest and Other Expense. Interest and other expense for the year ended December 31, 2000 was $24.1 million, an increase of $1.5 million, or approximately 7%, from $22.6 million for the year ended December 31, 1999. The increase was primarily due to increased borrowings related to our capital expenditures. As a result of our significant debt reduction in the current year funded by our IPO, management expects reduced levels of interest expense into fiscal 2001.

     Extraordinary Loss, net of tax. During October 2000, concurrent with the closing of our IPO, W-H recognized an after tax extraordinary loss of $8.3 million as a result of the write-off of deferred financing costs and unamortized discount associated with the debt that was repaid.

     Net Loss. Net loss for the year ended December 31, 2000 was $0.7 million, an improvement of $14.5 million, from the $15.2 million loss reported for the year ended December 31, 1999.

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Revenues. Revenues increased by $37.3 million, or approximately 41%, to $127.6 million for the year ended December 31, 1999 from $90.3 million for the year ended December 31, 1998. Our revenues increased by approximately $44.5 million as a result of the PathFinder acquisition in March 1999, the Agri-Empresa acquisition in July 1998 and the Grinding and Sizing acquisition in April 1998. However, this revenue increase was offset by a decrease in revenues of approximately $7.0 million as a result of a general decline in drilling and workover rig activity.

     Revenues from our drilling related products and services increased by $34.2 million, or approximately 74%, to $80.6 million for the year ended December 31, 1999 from $46.4 million for the year ended December 31, 1998. Our revenues increased by approximately $40.5 million as a result of our acquisitions. However, this revenue increase was offset by a decrease in revenues of approximately $6.3 million as a result of a general decline in drilling activity.

     Revenues from our completion and workover related products and services increased by $3.6 million, or approximately 15%, to $27.4 million for the year ended December 31, 1999 from $23.8 million for the year ended December 31, 1998. Our revenues increased by approximately $4.0 million as a result of our acquisition of Agri-Empresa. However, this revenue increase was offset by a decrease in revenues of approximately $0.4 million as a result of a general decline in workover rig activity.

     Revenues from our maintenance and safety related products and services decreased by $0.5 million, or approximately 3%, to $19.6 million for the year ended December 31, 1999 from $20.1 million for the year ended December 31, 1998. This decrease was primarily the result of reduced plant overhauls and turnarounds in 1999.

     Cost of Revenues. Cost of revenues increased by $25.0 million, or approximately 58%, to $68.4 million for the year ended December 31, 1999 from $43.4 million for the year ended December 31, 1998. As a percentage of revenues, cost of revenues increased to 54% for the year ended December 31, 1999 from 48% for the year ended December 31, 1998. This increase was primarily attributable to lower pricing for our products and services and lower utilization of our manufacturing facilities and our service organization during a period of low drilling and workover activity levels, as well as the incremental effect of our acquisitions in 1998, which had lower gross margins than our existing businesses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.7 million, or approximately 37%, to $32.3 million for the year ended December 31, 1999 from $23.5 million for the year ended December 31, 1998. The increase was attributable to the PathFinder acquisition and to our expansion of sales and marketing personnel in 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 25% for the year ended December 31, 1999 from 26% for the year ended December 31, 1998.

     Research and Development Expense. Research and development expenses increased by $3.6 million, or approximately 1444%, to $3.8 million for the year ended December 31, 1999 from $0.3 million for the year ended December 31, 1998. This increase was primarily the result of the PathFinder acquisition.

     Depreciation and Amortization. Depreciation and amortization increased by $4.8 million, or approximately 45%, to $15.5 million for the year ended December 31, 1999 from $10.7 million for the year ended December 31, 1998. This increase was the result of depreciation associated with our capital expenditures in 1999 and the incremental effect of our acquisitions.

     Interest and Other Expense. Interest and other expense for the year ended December 31, 1999 was $22.6 million, an increase of $9.0 million, or approximately 66%, from $13.6 million for the year ended December 31, 1998. The increase was primarily due to increased borrowing related to our capital expenditures and acquisitions and $1.9 million of non-cash interest expense resulting from the amortization of a discount associated with our 13% senior subordinated notes.

     Net Loss. Net loss increased by $13.8 million to $15.2 million for the year ended December 31, 1999 from $1.4 million for the year ended December 31, 1998.

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

     Working capital was $49.5 million as of December 31, 2000 and $28.4 million as of December 31, 1999. Net cash provided by (used in) operating activities was $7.4 million for the year ended December 31, 2000 and $(7.2) million for the year ended December 31, 1999. Increases in working capital and cash flow from operating activities are principally the result of increased levels of operating activity.

     Net cash used in investing activities was $28.5 million for the year ended December 31, 2000 and $46.4 million for the year ended December 31, 1999. Net cash used in investing activities was principally the result of capital expenditures and acquisitions.

     Net cash provided by financing activities was $23.0 million for the year ended December 31, 2000 and $54.6 million for the year ended December 31, 1999. Net cash provided by financing activities was primarily due to our IPO and debt issuances under our credit facilities used to fund capital expenditures, acquisitions and repay debt obligations.

     On October 16, 2000, W-H closed its initial public offering of 10,000,000 shares of its common stock at an offering price of $16.50 per share. Concurrent with the closing of the offering, W-H executed a $115.0 million credit facility. The net proceeds of the offering along with borrowings under our new credit facility were utilized to repay in full the outstanding balances, including accrued and unpaid interest, under our existing senior secured credit facility, senior subordinated notes and other long term debt obligations, reducing our outstanding debt at October 16, 2000 from approximately $226.0 million to approximately $80.0 million. Our credit facility includes the following features:

        - a $40.0 million Term A loan facility that will amortize over five years, will mature on October 16, 2005 and will require that we make annual principal repayments ranging from 0% of the original loan amount in the first year of the credit facility to 35% of the original loan amount on October 16, 2005;

        - a $35.0 million Term B original loan facility that will amortize over six and one-half years, will mature on April 16, 2007 and will require that we make annual principal repayments of 1% of the original loan amount in each of the first six years of the credit facility with the outstanding balance due on April 16, 2007; and

        - a $40.0 million revolving credit facility that may be borrowed, prepaid and reborrowed from time to time and will mature on October 16, 2005.

     At our option, amounts borrowed under the new credit facility will bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.75% to 3.00% in the case of a LIBOR based loan under the revolving credit facility or the Term A loan facility and is 3.25% in the case of a LIBOR based loan under the Term B loan facility. For alternate base rate loans, the applicable margin ranges from 0.75% to 2.00% under the revolving credit facility and the Term A loan facility and is 2.25% under the Term B loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio.

     Our credit facility is secured by a lien on all of our property and assets, a pledge of all of the capital stock of our domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our foreign subsidiaries. In addition, our credit facility is guaranteed by all of our domestic subsidiaries. The credit facility requires, among other things, that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, our ability to pay dividends and future investments. As of December 31, 2000 and March 15, 2001, we had outstanding borrowings under our credit facility of $82.9 million and $78.9 million, respectively.

     We have made capital expenditures, primarily for additional rental tool inventory, additional LWD and MWD tools and wireline equipment, of $38.3 million, including expenditures for the replacement of equipment lost in hole, for the year ended December 31, 2000. In addition, we have incurred $6.0 million in research and development expenses for the year ended December 31, 2000. Management believes that cash generated from operations and amounts available under our revolving line of credit will provide sufficient funds for our identified capital projects, debt service and working capital requirements. However, part of our strategy involves the acquisition of companies that have products and services complementary to our existing strategic base of operations. Depending on the size of any future acquisitions, we may require additional debt financing, possibly in excess of the limits of the new credit facility, or additional equity financing. Although we are continually evaluating potential acquisitions, we currently do not have any contracts, understandings or arrangements with respect to any material acquisitions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would increase our 2000 as adjusted interest expense by approximately $819,000.

     Foreign Currency Exchange Risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently do not hedge against foreign currency translation risks, and we believe that foreign currency exchange risk is not significant to our operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
W-H Energy Services, Inc.:

     We have audited the accompanying consolidated balance sheets of W-H Energy Services, Inc. (a Texas corporation), and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of W-H Energy Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 6, 2001

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                  2000         1999
                                                              ------------   --------
                                       ASSETS

Current Assets:
  Cash and cash equivalents.................................    $  3,376     $  2,490
  Accounts receivable, net of allowance of $3,425 and
     $2,897, respectively...................................      60,825       40,439
  Inventories...............................................      18,523       13,694
  Deferred income taxes.....................................       2,726        1,907
  Prepaid expenses and other................................       1,200          689
                                                                --------     --------
          Total current assets..............................      86,650       59,219
Property and equipment, net.................................     100,966       83,235
Goodwill and other intangibles, net.........................      41,768       43,751
Other assets, net...........................................       2,847        5,399
                                                                --------     --------
          Total assets......................................    $232,231     $191,604
                                                                ========     ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Current maturities of long-term debt......................    $  1,850     $  4,900
  Accounts payable..........................................      19,716       14,772
  Accrued liabilities.......................................      15,550       11,125
                                                                --------     --------
          Total current liabilities.........................      37,116       30,797
Long-term debt, net of current maturities...................      80,062      142,437
Long-term debt, related parties.............................          --       51,485
Deferred income taxes.......................................       2,516        2,347
Commitments and Contingencies
Shareholders' Equity (Deficit):
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................          --           --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized, 22,273,014 and 9,075,000 shares issued and
     outstanding, respectively..............................           2           91
  Additional paid-in capital................................     162,662       11,792
  Deferred compensation.....................................      (1,195)        (141)
  Cumulative translation adjustment.........................      (1,038)         (43)
  Note receivable from shareholder..........................         (45)          --
  Retained deficit..........................................     (47,849)     (47,161)
                                                                --------     --------
          Total shareholders' equity (deficit)..............     112,537      (35,462)
                                                                --------     --------
          Total liabilities and shareholders' equity
            (deficit).......................................    $232,231     $191,604
                                                                ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         -----------   -----------   ----------
Revenues...............................................  $   229,952   $   127,641   $   90,293
Costs and expenses:
  Cost of revenues.....................................      123,871        68,399       43,431
  Selling, general and administrative..................       44,380        32,273       23,539
  Research and development expenses....................        6,010         3,845          249
  Depreciation and amortization........................       19,339        15,521       10,748
                                                         -----------   -----------   ----------
          Total costs and expenses.....................      193,600       120,038       77,967
                                                         -----------   -----------   ----------
          Income from operations.......................       36,352         7,603       12,326
Other expense (income):
  Interest expense.....................................       23,407        21,989       13,418
  Other expense, net...................................          674           595          142
                                                         -----------   -----------   ----------
          Income (loss) before income taxes............       12,271       (14,981)      (1,234)
  Provision for income taxes...........................        4,671           239          152
                                                         -----------   -----------   ----------
          Income (loss) before extraordinary loss......        7,600       (15,220)      (1,386)
Extraordinary loss, net of tax benefit of $4,867.......       (8,288)           --           --
                                                         -----------   -----------   ----------
          Net loss.....................................  $      (688)  $   (15,220)  $   (1,386)
                                                         ===========   ===========   ==========
Comprehensive loss:
  Net loss.............................................  $      (688)  $   (15,220)  $   (1,386)
  Foreign currency translation adjustment..............         (995)          (43)          --
                                                         -----------   -----------   ----------
  Comprehensive loss...................................  $    (1,683)  $   (15,263)  $   (1,386)
                                                         ===========   ===========   ==========
Earnings (loss) per share:
  Basic
     Income (loss) before extraordinary loss...........  $      0.53   $     (1.34)  $    (0.15)
     Extraordinary loss, net of tax benefit............        (0.58)           --           --
                                                         -----------   -----------   ----------
     Net loss per share................................  $     (0.05)  $     (1.34)  $    (0.15)
                                                         ===========   ===========   ==========
  Diluted
     Income (loss) before extraordinary loss...........  $      0.53   $     (1.34)  $    (0.15)
     Extraordinary loss, net of tax benefit............        (0.58)           --           --
                                                         -----------   -----------   ----------
     Net loss per share................................  $     (0.05)  $     (1.34)  $    (0.15)
                                                         ===========   ===========   ==========
Number of shares used in calculation of earnings (loss)
  per share:
  Basic................................................   14,328,031    11,338,513    9,075,000
  Diluted..............................................   14,328,031    11,338,513    9,075,000

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                     COMMON STOCK                                                  NOTE
                                   ----------------   ADDITIONAL                  CUMULATIVE    RECEIVABLE
                                              PAR      PAID-IN       DEFERRED     TRANSLATION      FROM       RETAINED
                                   SHARES    VALUE     CAPITAL     COMPENSATION   ADJUSTMENT    SHAREHOLDER   DEFICIT     TOTAL
                                   ------   -------   ----------   ------------   -----------   -----------   --------   --------
Balance, December 31, 1997.......   9,075   $ 9,075    $ (8,800)     $    --        $    --        $ --       $(30,555)  $(30,280)
Issuance of Stock Purchase
  Warrants.......................      --        --         275           --             --          --             --        275
Net Loss.........................      --        --          --           --             --          --         (1,386)    (1,386)
                                   ------   -------    --------      -------        -------        ----       --------   --------
Balance, December 31, 1998.......   9,075     9,075      (8,525)          --             --          --        (31,941)   (31,391)
Change in Par Value of Class A
  Common Stock...................      --    (8,984)      8,984           --             --          --             --         --
Issuance of Stock Purchase
  Warrants.......................      --        --      11,175           --             --          --             --     11,175
Deferred Compensation............      --        --         158         (158)            --          --             --         --
Amortization of Deferred
  Compensation...................      --        --          --           17             --          --             --         17
Foreign Currency Translation
  Adjustment.....................      --        --          --           --            (43)         --             --        (43)
Net Loss.........................      --        --          --           --             --          --        (15,220)   (15,220)
                                   ------   -------    --------      -------        -------        ----       --------   --------
Balance, December 31, 1999.......   9,075        91      11,792         (141)           (43)         --        (47,161)   (35,462)
Issuance of Common Stock for note
  receivable.....................      10        --         128           --             --         (45)            --         83
Deferred Compensation............      --        --       1,458       (1,458)            --          --             --         --
Amortization of Deferred
  Compensation...................      --        --          --          404             --          --             --        404
Change in Par Value of Class A
  Common Stock...................      --       (90)         90           --             --          --             --         --
Issuance of Common
  Stock -- Initial Public
  Offering, net of offering costs
  of $16.1 million...............  10,000         1     148,938           --             --          --             --    148,939
Issuance of Common
  Stock -- Warrant Exchange and
  Conversions....................   3,188        --         256           --             --          --             --        256
Foreign Currency Translation
  Adjustment.....................      --        --          --           --           (995)         --             --       (995)
Net Loss.........................      --        --          --           --             --          --           (688)      (688)
                                   ------   -------    --------      -------        -------        ----       --------   --------
Balance, December 31, 2000.......  22,273   $     2    $162,662      $(1,195)       $(1,038)       $(45)      $(47,849)  $112,537
                                   ======   =======    ========      =======        =======        ====       ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2000        1999        1998
                                                              ----------   ---------   ---------
Cash Flows from Operating Activities:
  Net loss..................................................  $    (688)   $(15,220)   $ (1,386)
  Adjustments to reconcile net loss to cash provided by
     (used in) operating activities --
     Depreciation and amortization..........................     19,339      15,521      10,748
     Gain on sale of assets.................................     (6,328)     (3,260)     (1,395)
     Deferred tax provision (benefit).......................       (650)       (143)         26
     Non-cash stock-based compensation expense..............         83          --          --
     Amortization of deferred compensation..................        404          17          --
     Non-cash interest expense..............................      1,835       1,898          --
     Non-cash extraordinary loss, net of tax benefit........      8,288          --          --
     Change in operating assets and liabilities, excluding
       effects of acquisitions --
       (Increase) decrease in accounts receivable, net......    (20,386)    (18,604)        120
       (Increase) decrease in inventories...................     (4,829)        727      (1,197)
       (Increase) decrease in prepaid expenses and other....       (511)         59       1,183
       (Increase) decrease in other assets..................      1,439      (1,872)     (1,316)
       Increase (decrease) in accounts payable and accrued
          liabilities.......................................      9,369      13,647      (5,680)
                                                              ---------    --------    --------
          Net cash provided by (used in) operating
            activities......................................      7,365      (7,230)      1,103
                                                              ---------    --------    --------
Cash Flows from Investing Activities:
  Acquisition of businesses, net of cash acquired...........         --     (27,173)    (29,768)
  Additions to property and equipment.......................    (38,286)    (23,849)    (25,300)
  Proceeds from sale of property and equipment..............      9,795       4,670       2,779
                                                              ---------    --------    --------
          Net cash used in investing activities.............    (28,491)    (46,352)    (52,289)
                                                              ---------    --------    --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................    119,318      65,825      66,750
  Payments on debt..........................................   (245,506)    (22,351)    (15,768)
  Proceeds from the issuance of common stock and warrants,
     net of offering costs..................................    149,195      11,175          --
                                                              ---------    --------    --------
          Net cash provided by financing activities.........     23,007      54,649      50,982
                                                              ---------    --------    --------
Translation Adjustment......................................       (995)        (43)         --
                                                              ---------    --------    --------
Net (Decrease) Increase in Cash and Cash Equivalents........        886       1,024        (204)
Cash and Cash Equivalents, beginning of period..............      2,490       1,466       1,670
                                                              ---------    --------    --------
Cash and Cash Equivalents, end of period....................  $   3,376    $  2,490    $  1,466
                                                              =========    ========    ========
Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period...........................  $  22,389    $ 17,877    $ 12,843
                                                              =========    ========    ========
  Income taxes paid during the period.......................  $     264    $    681    $    188
                                                              =========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ORGANIZATION:

  Description of Company

     W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, W-H) is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. W-H has the following three primary lines of business: (i) drilling related products and services, which include logging-while-drilling, measurement-while-drilling, rental tools (including drill pipe), downhole drilling motors and drilling fluids; (ii) completion and workover related products and services, which include cased-hole wireline logging and perforating, polymers and specialty chemicals and tubing; and (iii) maintenance and safety related products and services, which include integrated on-site cleaning and waste management and safety equipment.

     On October 16, 2000, W-H closed its initial public offering of 10,000,000 shares of its common stock at an offering price of $16.50 per share. Concurrent with the closing of the offering, W-H executed a $115.0 million credit facility (See Note 5). The net proceeds of the offering along with borrowings under its new credit facility were utilized to repay in full the outstanding balances, including accrued and unpaid interest, under its existing senior secured credit facility, senior subordinated notes and other long term debt obligations, reducing its outstanding debt at October 16, 2000 from approximately $226.0 million to approximately $80.0 million. As a result of the early extinguishments of debt, W-H recognized an extraordinary loss of $8.3 million, net of taxes, resulting from the write-off of deferred financing costs and unamortized discount associated with the debt that was repaid.

     W-H's business depends in large part on the conditions of the oil and natural gas industry, and specifically on the capital investment of W-H's customers. A prolonged downturn in oil and natural gas prices could have a material adverse effect on W-H's results of operations and financial condition, particularly with respect to its drilling related products and services. Demand for W-H's drilling related products and services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond W-H's control. Any prolonged reduction in oil and natural gas prices may depress the level of exploration, development and production activity. Lower levels of activity result in a corresponding decline in the demand for W-H's drilling related products and services which could have a material adverse effect on its revenues and profitability. Other risk factors include, but are not limited to, competition, risks relating to W-H's acquisition strategy, risks relating to acquisition financing and reliance on key personnel.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Consolidation and Presentation

     The accompanying consolidated financial statements include the accounts of W-H and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with an original maturity of three months or less.

  Accounts Receivable

     Accounts receivable have a concentration of credit risk in the oil and natural gas industry. W-H performs continuing credit evaluations of its customers and generally does not require collateral.

                           W-H ENERGY SERVICES, INC.

  Inventories

     Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories consist primarily of equipment, parts, raw materials and supplies.

  Property and Equipment

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized while minor replacements, maintenance and repairs, which do not improve or extend the life of such assets are charged to operations as incurred. Disposals are removed at cost, less accumulated depreciation, and any resulting gain or loss is reflected in the accompanying consolidated statements of operations.

     Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. The useful lives of the major classes of property and equipment are as follows:

                                                               LIFE IN
                                                                YEARS
                                                               -------
Rental equipment............................................    7-10
Machinery and equipment.....................................    5-10
Automobiles and trucks......................................       5
Office equipment, furniture and fixtures....................     5-7
Buildings and leasehold improvements........................    5-39

  Realization of Long-Lived Assets

     Under Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," W-H has evaluated its long-lived assets for financial impairment and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

     W-H evaluates the recoverability of assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 2000 or 1999.

  Goodwill and Other Intangibles

     Goodwill represents the excess of the aggregate price paid by W-H in acquisitions accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Under Accounting Principles Board (APB) Opinion No. 17 and SFAS No. 121, W-H periodically evaluates whether events and circumstances after the acquisition date indicate that the remaining balance of goodwill may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, W-H would compare estimated undiscounted future cash flows from the related operations to the carrying amount of goodwill. If the carrying amount of goodwill were greater than undiscounted future cash flows, an impairment loss would be recognized. Any impairment loss would be computed as the excess of the carrying amount of goodwill over the estimated fair value of the goodwill (calculated based on discounting estimated future cash flows). Amortization expense charged to operations totaled approximately $2.0 million, $2.2 million and $1.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                           W-H ENERGY SERVICES, INC.

     Goodwill and other intangibles as of December 31, 2000 and 1999, consist of the following (in thousands):

                                                                                LIFE IN
                                                             2000      1999      YEARS
                                                            -------   -------   -------
Goodwill..................................................  $42,005   $42,005    20-40
Workforce.................................................    2,560     2,560    12-24
License agreements........................................    2,182     2,173    12-17
Non-compete agreements....................................    1,185     1,185        5
Customer lists............................................      953       953        7
                                                            -------   -------
          Total...........................................   48,885    48,876
Less-accumulated amortization.............................   (7,117)   (5,125)
                                                            -------   -------
Goodwill and other intangibles, net.......................  $41,768   $43,751
                                                            =======   =======

  Revenue Recognition and Cost of Revenues

     W-H recognizes revenue for services as services are provided. Revenue from products is recognized upon shipment of the product. Revenue from the rental of equipment is recognized as earned over the life of the contract. The primary components of cost of revenues are those salaries, expendable supplies, repairs and maintenance, costs of products sold and general operational costs that are directly associated with the services performed or products sold by W-H for its customers. Proceeds from customers for the cost of oilfield rental equipment that is involuntarily damaged or lost downhole are reflected as revenues.

  Research and Development

     Research and development costs are expensed when incurred. For the years ended December 31, 2000, 1999 and 1998, research and development costs of $6.0 million, $3.8 million, and $249,000, respectively.

  Income Taxes

     W-H utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.

  Use of Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Financial Instruments

     W-H considers the fair value of all financial instruments (primarily long-term debt) not to be materially different from their carrying values at the end of each fiscal year based on management's estimate of W-H's ability to borrow funds under terms and conditions similar to those of W-H's existing debt.

                           W-H ENERGY SERVICES, INC.

  Accounting for Stock-Based Compensation

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," W-H can adopt either of two methods for accounting for stock options granted to employees. W-H has elected to account for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma disclosures required by SFAS No. 123 (see Note 9).

  Foreign Currency Translations

     The operations of foreign locations were translated into U.S. dollars based on the current exchange rate at the balance sheet date and the weighted-average rate for the period of the statement of operations and comprehensive loss. The translation adjustments were losses of $995,000 and $43,000 for the years ended December 31, 2000 and 1999, respectively, and are reflected as foreign currency translation adjustments in the consolidated statement of operations and comprehensive loss for the years ended December 31, 2000 and 1999. There were no such adjustments for the year ended December 31, 1998.

  Earnings Per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and warrants. The 2,974,436 warrants issued in connection with the 13% senior subordinated notes (see Note
5) are considered to be outstanding as of the date of issuance and included in the computation of basic and diluted earnings per share in 1999 as the warrants are exercisable for nominal consideration and are not contingent. Because of the net loss for each year, no shares resulting from the assumed exercise of options or warrants, with the exception of the warrants exercisable for nominal consideration discussed above, are added to the denominator because the inclusion of such shares would be antidilutive. For the years ended December 31, 2000, 1999, and 1998, options of 2,375,175, 2,111,175, and 738,375, respectively, and warrants of 2,894,694, 3,125,694, and 3,125,694, respectively, were excluded from the computation of loss per common share.

  New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective by the fourth fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. Adoption of this statement did not result in a material impact on or change to W-H's revenue recognition policy.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which W-H is required to adopt effective January 1, 2001. SFAS No. 133 will require W-H to record all derivatives as assets or liabilities at fair value. Changes in derivative fair values will either be recognized in earnings, offset against changes in the fair value of the related hedged assets, liabilities and firm commitments or, for forecasted transactions, recorded as a component of other comprehensive income in shareholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be recognized in earnings immediately. W-H has not, to date, engaged in activities or entered into arrangements associated with derivative instruments.

                           W-H ENERGY SERVICES, INC.

  Reclassifications

     The accompanying consolidated financial statements for prior years contain certain reclassifications to conform with current year presentation.

3. ACQUISITIONS:

  PathFinder Energy Services

     On March 29, 1999, W-H acquired the logging-while-drilling (LWD) and related measurement-while-drilling (MWD) businesses from Halliburton Company (Halliburton), located in the United States and North Sea (the U.S. and North Sea PathFinder Assets) and certain LWD, MWD and other related assets in other foreign locations (the Foreign PathFinder Assets) for a consideration of $33.3 million in cash, including acquisition costs. Management allocated $27.2 million and $6.1 million to the U.S. and North Sea PathFinder Assets and the Foreign PathFinder Assets, respectively, based on the relative fair value of the assets acquired. W-H funded the acquisition of the U.S. and North Sea PathFinder Assets and the Foreign PathFinder Assets through the issuance of its 13% senior subordinated notes (see Note 5).

     The acquisition of the U.S. and North Sea PathFinder businesses have been accounted for as a purchase; therefore, the accompanying consolidated statements of operations and comprehensive income (loss) reflect the results of PathFinder's operations since its acquisition date. The purchase price and direct acquisition costs were allocated based on the fair value of the assets acquired and liabilities assumed.

     The purchase price and estimated fair market value of the assets acquired and liabilities assumed with the U.S. and North Sea PathFinder business acquired are as follows (in thousands):

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
                                                             =======

     The following table reflects on an unaudited consolidated pro forma basis the results of operations as though the acquisition of the U.S. and North Sea PathFinder businesses had been acquired as of the beginning of W-H's 1999 fiscal year. Adjustments have been made to reflect the accounting basis used in recording the acquisition together with additional interest expense related to acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the acquisition been in effect on the date indicated, that have resulted since the date of acquisition or that may result in the future. Pro forma amounts are as follows (in thousands, unaudited):

                                                          YEAR ENDED
                                                       DECEMBER 31, 1999
                                                       -----------------
Total revenues......................................       $137,142
Net loss............................................        (17,986)
Net loss per share -- basic and diluted.............          (1.49)

                           W-H ENERGY SERVICES, INC.

4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in W-H's allowance for doubtful accounts for the years ended December 31, 2000, 1999, and 1998, consists of the following (in thousands):

                                                              2000     1999     1998
                                                             ------   ------   ------
Balance, beginning of year.................................  $2,897   $1,721   $1,223
Deductions for uncollectible receivables written off.......    (420)    (380)    (353)
Additions charged to expense...............................     948    1,556      451
Additions due to acquisition...............................      --       --      400
                                                             ------   ------   ------
Balance, end of year.......................................  $3,425   $2,897   $1,721
                                                             ======   ======   ======

     The components of inventories as of December 31, 2000 and 1999 are as follows (in thousands):

                                                               2000      1999
                                                              -------   -------
Finished goods..............................................  $13,147   $ 6,421
Work-in-process.............................................    2,382       221
Raw materials and supplies..................................    2,994     7,052
                                                              -------   -------
  Inventories...............................................  $18,523   $13,694
                                                              =======   =======

     Net property and equipment as of December 31, 2000 and 1999, consists of the following (in thousands):

                                                                2000       1999
                                                              --------   --------
Rental equipment............................................  $122,874   $ 97,883
Machinery and equipment.....................................    12,057     11,985
Automobiles and trucks......................................     3,970      3,179
Office equipment, furniture and fixtures....................     4,229      2,568
Building & leasehold improvements...........................     9,828      4,394
                                                              --------   --------
          Total.............................................   152,958    120,009
Less -- accumulated depreciation............................   (51,992)   (36,774)
                                                              --------   --------
  Property and equipment, net...............................  $100,966   $ 83,235
                                                              ========   ========

     Depreciation expense charged to operations totaled approximately $17.3 million, $13.3 million and $9.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Accrued liabilities as of December 31, 2000 and 1999, consist of the following (in thousands):

                                                               2000      1999
                                                              -------   -------
Accrued compensation and benefits...........................  $ 5,750   $ 2,219
Accrued repairs and maintenance.............................    2,271     1,551
Accrued taxes...............................................    1,244        --
Accrued professional fees...................................      535       242
Accrued interest............................................       19     2,210
Other accrued liabilities...................................    5,731     4,903
                                                              -------   -------
          Total.............................................  $15,550   $11,125
                                                              =======   =======

                           W-H ENERGY SERVICES, INC.

5. DEBT:

     Long-term debt as of December 31, 2000 and 1999, consists of the following (in thousands):

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
CREDIT FACILITY (POST IPO):
Term A loan facility to financial institutions bearing
  interest at LIBOR plus 2.75% (9.39% at December 31, 2000), requiring annual principal payments ranging from $0 in the first year to $14.0 million in the fifth year, maturing on
  October 16, 2005..........................................  $40,000   $     --
Term B loan facility to financial institutions bearing
  interest at LIBOR plus 3.25% (9.89% at December 31, 2000), requiring annual principal payments of $0.4 million
  through October 15, 2006 and the balance due on the
  maturity date, maturing on April 16, 2007.................   34,912         --
Revolving Credit facility to financial institutions bearing
  interest at LIBOR plus 2.75% (9.39% at December 31, 2000),
  maturing on October 16, 2005..............................    7,000         --
CREDIT FACILITY (PRE IPO):
Senior secured credit facilities to financial institutions
  paid in-full on October 16, 2000..........................       --    147,337
SUBORDINATED DEBT:
Subordinated notes payable to DLJ Merchant Banking Partners
  II, L.P. and its affiliated investment funds (also a
  warrant holder; also a related party) paid in full on
  October 16, 2000..........................................       --     25,723
Senior subordinated notes payable to JZ Equity Partners PLC
  (affiliated with a warrant holder; also a related party)
  paid in full on October 16, 2000..........................       --     24,000
OTHER DEBT:
Notes payable to prior owners of Integrity Industries, Inc.
  and Grinding and Sizing, Inc., paid in full on October 16,
  2000......................................................       --      1,762
                                                              -------   --------
          Total long-term debt..............................   81,912    198,822
Less -- Current maturities of long-term debt................   (1,850)    (4,900)
                                                              -------   --------
                                                              $80,062   $193,922
                                                              =======   ========

  Credit Facility (Post IPO)

     On October 16, 2000, W-H closed on a $115.0 million credit facility that replaced our existing $173.5 million credit facility. The new credit facility consists of a Term A and a Term B loan facility in the amount of $40.0 million and $35.0 million, respectively. Additionally, the Credit Facility has a $40.0 million revolving loan commitment of which $7.0 million was outstanding at December 31, 2000. The Term A loan facility will mature on October 16, 2005 and requires payments escalating from $0 in the first year to $14.0 million in the fifth year. The Term B loan facility will mature on April 16, 2007 and requires principal payments of $0.4 million in each of the first six years with the outstanding balance being due on the maturity date. The revolving loan commitment matures on October 16, 2005. At W-H's option, amounts borrowed under the credit facility will bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus in each case, an applicable margin. The applicable margin ranges from 1.75% to 3.00% in the case of a LIBOR based loan under the revolving credit facility or the Term A loan facility and is 3.25% in the case of a LIBOR based loan under the Term B loan facility. For alternate base rate loans, the applicable margin ranges from 0.75% to 2.00% under the revolving credit facility and the Term A loan facility and is 2.25% under the Term B loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio. The new credit facility requires, among other things, that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, our ability to pay dividends and future investments.

                           W-H ENERGY SERVICES, INC.

     The credit facility is secured by a lien on all of W-H's property and assets, a pledge of all of the capital stock of W-H's domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H's foreign subsidiaries. In addition, the credit facility is guaranteed by all of W-H's domestic subsidiaries.

     Scheduled maturities of long-term debt are as follows (in thousands):

For the year ended December 31 --
  2001.....................................................  $ 1,850
  2002.....................................................    6,850
  2003.....................................................    9,350
  2004.....................................................   12,850
  2005.....................................................   17,850
  Thereafter...............................................   33,162
                                                             -------
          Total............................................  $81,912
                                                             =======

  Credit Facility (Pre IPO)

     In August 1997, Perf-O-Log, Inc., a wholly owned subsidiary of W-H, entered into a senior secured credit facility. The senior secured credit facility included a revolving credit line and various term loans and has been amended from time to time since August 1997. The credit facility was utilized to finance acquisitions and for working capital purposes. The credit facility was secured by substantially all of the assets of W-H and bore interest at LIBOR plus 3.25% to 4.5% depending on term classification. On October 16, 2000, the outstanding balance under the senior secured credit facility, including accrued and unpaid interest, was repaid with the net proceeds of our initial public offering along with borrowings under our new credit facility.

  Subordinated Debt

     In connection with the PathFinder acquisition in March 1999 (Note 3), W-H issued 13% senior subordinated notes with a face value of $40.0 million to DLJ Merchant Banking Partners II, L.P. and its affiliated investment funds. The 13% senior subordinated notes were unsecured and subordinated in the right of payment and liquidation preference to the senior secured credit facility. Additionally, W-H issued the note-holders warrants to purchase shares of its common stock. The 13% senior subordinated notes were recorded at a discount of $11.2 million from face value, which represented the amount allocated to the warrants. In April and October 2000, W-H issued two 14% payment-in-kind notes in lieu of making interest payments in the total amount of $4.7 million. On October 16, 2000, the outstanding balances under the 13% senior subordinated notes and the 14% payment-in-kind notes, including accrued and unpaid interest, were repaid with the net proceeds of our initial public offering along with borrowings under our new credit facility.

     In August 1997, W-H issued $24.0 million of 12 1/2% senior subordinated notes to a related party. The 12 1/2% senior subordinated notes were unsecured and subordinated in right of payment and liquidation preference to our senior secured credit facility. In March and September 2000, W-H issued two 14 1/2% payment-in-kind notes in lieu of making interest payments in the total amount of $3.1 million. On October 16, 2000, the outstanding balances under the 12 1/2% senior subordinated notes and the 14 1/2% payment-in-kind notes, including accrued and unpaid interest, were repaid with the net proceeds of our initial public offering along with borrowings under our new credit facility.

  Extraordinary Loss

     On October 16, 2000 W-H recorded an after tax extraordinary loss of $8.3 million, net of tax benefit of $4.9 million as a result of the write-off of deferred financing costs and unamortized discount associated with the debt that was repaid with the net proceeds from the offering and borrowings under our new credit facility.

                           W-H ENERGY SERVICES, INC.

6. COMMITMENTS AND CONTINGENCIES:

  Operating Leases

     W-H leases certain real estate properties and automobiles under operating leases that expire at various dates through 2009. Rental expense under operating leases was approximately $4.6 million, $1.8 million and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For the year ended December 31 --
  2001.....................................................  $ 3,405
  2002.....................................................    2,980
  2003.....................................................    2,287
  2004.....................................................    1,442
  2005.....................................................    1,163
  Thereafter...............................................    1,690
                                                             -------
          Total............................................  $12,967
                                                             =======

  Employment Agreements

     W-H has entered into employment agreements with its corporate officers. Under the agreements, each officer receives a set base salary, subject to adjustment, an annual discretionary bonus based on specific objectives to be determined by the compensation committee, an automobile allowance and certain fringe benefits as may be available to such executive officers. The agreements are subject to terms of two to three years, with certain automatic renewal provisions and contain non-competition agreements. The agreements also provide for a termination clause, which requires a two-year payment based on the officer's salary, in the event of termination without cause.

     W-H also has employment agreements with certain non-corporate officers. These agreements have initial expiration terms ranging from April 2001 through December 2003 and provide for a base annual salary ranging from approximately $54,000 to $180,000. The agreements also provide for severance pay in the event of involuntary termination.

     W-H also has entered into a royalty agreement with an employee, which provides for a maximum future payment of approximately $1.3 million upon the occurrence of certain events. Royalties received from recurring operations reduce this maximum payment over time. All amounts pursuant to this royalty agreement are expensed as incurred.

  Litigation

     W-H is involved in various lawsuits arising from normal business activities. Currently management is not able to estimate the liability, if any associated with any pending litigation. Management has reviewed pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on W-H's financial position or results of operations.

                           W-H ENERGY SERVICES, INC.

7. INCOME TAXES:

     The components of W-H's income tax provision are as follows (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              -------   -------   ------
Current
  U.S. federal and state income taxes.......................   $  --     $  50     $126
  Foreign...................................................     454       332       --
                                                               -----     -----     ----
          Total Current.....................................     454       382      126
                                                               -----     -----     ----
Deferred
  U.S. federal and state income taxes.......................    (850)     (143)      26
  Foreign...................................................     200        --       --
                                                               -----     -----     ----
          Total Deferred....................................    (650)     (143)      26
                                                               -----     -----     ----
          Total provision (benefit).........................   $(196)    $ 239     $152
                                                               =====     =====     ====

     The 2000 benefit differs from the provision in the statement of operations due to the $4.9 million benefit arising from the extraordinary loss (Note 5). The total provision for income taxes differs from an amount computed at the statutory rate as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2000      1999     1998
                                                            -------   -------   -----
Federal income tax (benefit) at statutory rates...........  $  (309)  $(5,094)  $(419)
State income taxes........................................     (128)     (328)     69
US tax on foreign earnings................................      200        --      --
Foreign income tax........................................      633       (64)     --
Nondeductible items.......................................      800       240     231
Increase/(Decrease) in valuation allowance and other......   (1,363)    5,439     248
Change in federal statutory rate..........................      (29)       --      --
Other.....................................................       --        46      23
                                                            -------   -------   -----
                                                            $  (196)  $   239   $ 152
                                                            =======   =======   =====

                           W-H ENERGY SERVICES, INC.

     The significant components of the deferred tax assets and liabilities as of December 31, 2000 and 1999, are as follows (in thousands):

                                                                2000       1999
                                                              --------   --------
Deferred tax assets --
  Net operating loss carryforwards..........................  $ 18,293   $ 14,295
  Accruals not currently deductible for tax purposes........     1,164      1,129
  Write-off of bad debts....................................     1,085        703
  Inventory costs capitalized for tax purposes..............       662         --
  Other.....................................................       152         36
                                                              --------   --------
          Total gross deferred tax assets...................    21,356     16,163
  Less -- valuation allowance...............................    (3,108)    (6,489)
                                                              --------   --------
          Net deferred tax assets...........................    18,248      9,674
                                                              --------   --------
Deferred tax liabilities --
  Tax depreciation in excess of book depreciation...........   (13,501)    (8,819)
  Tax amortization in excess of book amortization...........    (1,071)    (1,295)
  Other.....................................................    (3,466)        --
                                                              --------   --------
          Total gross deferred tax liabilities..............   (18,038)   (10,114)
                                                              --------   --------
          Net deferred tax assets (liabilities).............  $    210   $   (440)
                                                              ========   ========

     At December 31, 2000, W-H has approximately $46.7 million of federal net operating loss ("NOL") carryforwards, $41.9 million of state NOL carryforwards, and $1.9 million of foreign NOL carryforwards. The federal NOL carryforwards have expiration dates through the year 2020.

     Valuation allowances have been established for uncertainties in realizing the benefit of tax loss and credit carryforwards. As a result of the material changes in ownership of W-H, the utilization of certain NOL carryforwards is subject to certain annual limitations and has not been fully tax benefited for financial statement purposes. While W-H expects to realize the deferred tax assets, net of valuation allowances, changes in future taxable income or in tax laws may alter this expectation. The valuation allowance increased approximately $5.3 million in 1999 and decreased approximately $3.4 million in 2000. This $3.4 million decrease is primarily due to an increased expectation of the realization of the federal deferred tax assets related to the federal NOL.

8. RELATED-PARTY TRANSACTIONS:

  Subordinated Debt

     In connection with its 1997 recapitalization, W-H issued $24.0 million of 12 1/2% senior subordinated notes to a merchant banking firm that is affiliated with two partnerships, which are shareholders of W-H. (See Note 5)

     In connection with the PathFinder acquisition, W-H issued 13% senior subordinated notes with a face value of $40.0 million to DLJ Merchant Banking Partners II, L.P. and its affiliated investment funds, which are shareholders of W-H. (See Note 5)

     On October 16, 2000, the outstanding balances under the 13% senior subordinated notes, including accrued and unpaid interest, and the outstanding balances under the 12 1/2% senior subordinated notes, including accrued and unpaid interest, were repaid with the net proceeds of our initial public offering along with borrowings under our new credit facility. (See Note 5)

                           W-H ENERGY SERVICES, INC.

  Consulting and Advisory Agreements

     On August 11, 1997, W-H entered into a consulting agreement with an affiliate of The Jordan Company (Jordan), a private merchant banking firm that is affiliated with two partnerships that are shareholders of W-H. The agreement provides for an annual fee payable on a quarterly basis equal to 2.5% of W-H's net income before interest, tax, depreciation and amortization and other non-cash or non-recurring expenses; provided that from and after March 26, 1999, such fee may not exceed $600,000 per annum for as long as the 13% senior subordinated notes described in Note 5 are outstanding. (see "Subordinated Debt" above regarding the repayment of these notes). W-H paid approximately $900,000, $145,000 and $341,000 under this agreement, for the years ended December 31, 2000, 1999 and 1998. Concurrent with the closing of the offering, W-H paid Jordan $250,000 to terminate the consulting agreement, which is recorded in selling, general and administrative expenses in the accompanying financial statements.

     On August 11, 1997, W-H entered into a transaction advisory agreement with an affiliate of Jordan, which expires on December 31, 2007. The advisory agreement provides for an investment banking and financial consulting fee ranging up to 1% to 2% of the aggregate transaction size for equity, debt, acquisitions, divestitures and other transactions. Under this agreement, W-H paid Jordan approximately $1,777,000, $500,000 and $400,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

9. SHAREHOLDERS' EQUITY (DEFICIT):

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

  Capital Stock

     In May 2000, W-H amended its articles of incorporation to reclassify its Class A common stock to common stock and eliminate its Class B common stock; with the par value of common stock reduced from $0.01 per share to $0.0001 per share. The change in par value did not affect any of the existing rights of shareholders and has been recorded as an adjustment to additional paid-in capital in 2000. In addition, W-H directed its Board of Directors to authorize up to 10,000,000 shares of preferred stock, par value $0.01, in one or more series.

     In March 1999, W-H shareholders approved an amendment to W-H's articles of incorporation, which reduced the par value of each share of common stock from $1.00 per share to $0.01 per share. The change in par value did not affect any of the existing rights of shareholders and has been recorded as an adjustment to additional paid-in capital and common stock in 1999.

  Stock Options and Stock Purchase Warrants

     In August 1997, W-H adopted a stock option plan (the 1997 Option Plan) to provide non-qualified stock options to employees and authorized the issuance of up to 2,475,000 shares to be issued under the 1997 Option Plan. Each option granted under the 1997 Option Plan will contain such terms and conditions as may be approved by the Board of Directors or compensation committee (the Committee). These options vest over a four-year period and will expire ten years from the date the options were granted. These options will vest in 25% increments after each full year of service following the date of grant. If an optionee's employment terminates for any reason, the option may be exercised during the three month period following such termination, but only to the extent vested at the time of such termination. At December 31, 2000, 1,474,275 options were outstanding under this plan.

     Additionally, on March 29, 1999, W-H issued 900,900 options to its chief executive officer (CEO) under a separate non-statutory option plan. The options issued to its CEO have a 10-year term and an exercise price

                           W-H ENERGY SERVICES, INC.

of $4.45 per share. At December 31, 2000, 480,480 of these options were vested with the remaining 420,420 options vesting proportionately at March 29, 2001 and 2002.

     In connection with issuance of its 13% senior subordinated notes (see Note
5), W-H issued warrants to purchase up to 6,115,263 shares of common stock at $0.0003 per share. The warrants have a provision that if $5 million of the 13% senior subordinated notes are redeemed by May 29, 1999, then the number of warrants are reduced to 4,756,323, and if the 13% senior subordinated notes are redeemed in whole by October 26, 2000, then the number of warrants are reduced to 2,974,436. On May 29, 1999, W-H redeemed $5 million of the 13% senior subordinated notes, reducing the outstanding warrants to 4,756,323. Concurrent with the close of the offering, warrants to purchase 2,974,436 shares of common stock were exchanged for an equivalent number of shares of common stock. The fair value of the warrants issued aggregated $11.2 million, and was recorded as a discount to the face amount of the 13% senior subordinated notes and additional paid-in-capital upon issuance. From March 1999 to October 2000, this discount was amortized into interest expense as a non-cash accretive adjustment. Concurrent with the close of the offering, the unamortized discount balance was written-off and presented as an extraordinary loss, net of tax in the accompanying financial statements.

     A summary of W-H's stock options and warrants as of December 31, 2000, 1999 and 1998 is as follows:

                                                      NUMBER OF SHARES
                                                    ---------------------      PRICE
                                                     OPTIONS    WARRANTS     PER SHARE
                                                    ---------   ---------   -----------
Outstanding December 31, 1997.....................    573,375   2,680,194          2.21
Granted...........................................    495,000     445,500     3.03-4.09
Expired/canceled..................................   (330,000)         --          3.03
                                                    ---------   ---------
Outstanding December 31, 1998.....................    738,375   3,125,694     2.21-4.09
Granted...........................................  1,397,550   2,974,436   0.0003-4.55
Expired/canceled..................................    (24,750)         --     2.21-4.55
                                                    ---------   ---------
Outstanding December 31, 1999.....................  2,111,175   6,100,130   0.0003-4.55
Granted...........................................    391,875          --    5.30-16.50
Exercised/exchanged...............................         --   3,205,436   0.0003-2.21
Expired/canceled..................................   (127,875)         --     2.21-5.30
                                                    ---------   ---------
Outstanding December 31, 2000.....................  2,375,175   2,894,694    2.21-16.50
                                                    ---------   ---------
Exercisable at December 31, 2000..................  1,066,643   2,894,694    2.21-16.50
                                                    =========   =========

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                      OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                  ------------------------------------------------------------   ------------------------------------
                                        WEIGHTED AVERAGE
   RANGE OF       OUTSTANDING AS OF   REMAINING CONTRACTUAL   WEIGHTED AVERAGE   EXERCISABLE AS OF   WEIGHTED AVERAGE
EXERCISE PRICES   DECEMBER 31, 2000      LIFE (IN YEARS)       EXERCISE PRICE    DECEMBER 31, 2000    EXERCISE PRICE
- ---------------   -----------------   ---------------------   ----------------   -----------------   ----------------
$2.21-3.48...           595,650                6.7                 $ 2.28              436,013            $2.26
3.48-4.55....         1,392,600                8.2                   4.51              630,630             4.51
4.55-16.50...           386,925                9.4                  11.13                   --               --
                      ---------                                                      ---------
$2.21-16.50..         2,375,175                8.0                 $ 5.03            1,066,643            $3.59
                      =========                                                      =========

     Under SFAS No. 123, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the grants in the years ended December 31, 2000, 1999 and 1998: risk-free interest rates of between 5.2%-7.0%; dividend rates of zero; expected lives of ten years and expected volatilities of 60.2%-65.9%. The 2,375,175 options outstanding as of December 31, 2000 have a remaining contractual life of between 6.6 and 9.8 years.

     The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In

                           W-H ENERGY SERVICES, INC.

addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. W-H's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

     Had compensation cost for the stock options granted to employees been determined under SFAS No. 123, net loss and basic and diluted net loss per share for the years ended December 31, 2000, 1999 and 1998 would have changed as indicated in the following pro forma amounts:

                                                            2000         1999          1998
                                                         ----------   -----------   ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss --
As reported............................................   $  (688)     $(15,220)     $(1,386)
Pro forma..............................................    (1,676)      (16,073)      (1,494)
Basic and diluted net loss per share --
As reported............................................   $ (0.05)     $  (1.34)     $ (0.15)
Pro forma..............................................     (0.12)        (1.41)       (0.16)

     W-H recorded approximately $158,000 in deferred compensation, relating to options issued during the year ended December 31, 1999, for the excess of the estimated fair value of the common stock on the date of grant over the exercise price. In January 2000, W-H issued options to purchase 190,575 shares of common stock to employees. W-H recorded additional deferred compensation totaling approximately $1.5 million for options granted in the first quarter of 2000. The additional deferred compensation will be amortized over the four-year vesting period of the individual stock options issued. The fair value of the common stock on the date of grant was determined based on a third-party entity valuation and taking into consideration certain industry and company-specific factors. During the years ended December 31, 2000 and 1999, W-H recognized $404,000 and $17,000 in compensation expense relating to these options, respectively.

10. 401(K) PLAN:

     W-H maintains a 401(k) plan that enables employees to contribute up to specified percentages of their annual compensation. W-H may contribute a matching amount for each participant equal to a discretionary percentage determined annually by W-H. W-H may also contribute additional amounts at its sole discretion. W-H matching contributions were approximately $695,000, $456,000 and $210,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

11. SEGMENTS:

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that companies report separately information about each significant operating segment reviewed by the chief operating decision maker. Management has elected to organize segments based on differences in each segment's customers and the products and services offered without aggregating operating segments. All segments that meet a threshold of 10% of revenues, reported profit or loss, or combined assets are defined as significant segments. Based on these requirements, management has identified three reportable segments, drilling related products and services, completion and workover related products and services, and maintenance and safety related products and services. The accounting policies of the operating segments are the same at those described in the summary of significant accounting policies.

  Drilling Related Products and Services:

     The drilling related products and services segment provides products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas

                           W-H ENERGY SERVICES, INC.

wells. These products and services are used primarily onshore in the Gulf Coast region and offshore in the Gulf of Mexico and the North Sea and in other international geographic regions. This segment consists of four primary business lines: (i) LWD and MWD; (ii) rental tools; (iii) downhole drilling motors; and
(iv) drilling fluids.

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

     W-H recognizes revenues, cost of revenues, selling, general and administrative expense, research and development expense and depreciation and amortization expense by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the year ended December 31, 2000:

                                                                 MAINTENANCE
                                         DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                         --------   ----------   -----------   -------   --------
Revenues...............................  $162,930    $43,177       $23,845     $    --   $229,952
Operating Income.......................    32,046      7,065         1,339      (4,098)    36,352
EBITDA(a)..............................    45,052     10,776         3,752      (4,076)    55,504
Total assets...........................   159,567     43,197        22,824       6,643    232,231
Capital expenditures...................    22,177      9,337         6,184         588     38,286

     As of and for the year ended December 31, 1999:

                                                                 MAINTENANCE
                                         DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                         --------   ----------   -----------   -------   --------
Revenues...............................  $ 80,643    $27,436       $19,562     $    --   $127,641
Operating Income.......................     7,094      2,876           309      (2,676)     7,603
EBITDA(a)..............................    16,999      6,152         2,298      (2,903)    22,546
Total assets...........................   130,629     39,310        17,693       3,972    191,604
Capital expenditures...................    16,080      5,450         2,194         125     23,849

     As of and for the year ended December 31, 1998:

                                                                 MAINTENANCE
                                         DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                         --------   ----------   -----------   -------   --------
Revenues...............................  $ 46,368    $23,789       $20,136     $    --   $ 90,293
Operating Income.......................     8,673      3,927         1,857      (2,132)    12,326
EBITDA(a)..............................    15,731      5,710         3,561      (2,070)    22,932
Total assets...........................    77,298     33,602        18,361       3,338    132,599
Capital expenditures...................    13,792      6,170         5,081         257     25,300

                           W-H ENERGY SERVICES, INC.

- ---------------

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

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands):

     Revenues:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2000        1999        1998
                                                        ---------   ---------   --------
United States.........................................  $208,774    $113,506    $90,293
North Sea.............................................    16,008      14,135         --
Other.................................................     5,170          --         --
                                                        --------    --------    -------
          Total.......................................  $229,952    $127,641    $90,293
                                                        ========    ========    =======

     Operating Income:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2000        1999        1998
                                                        ---------   ---------   --------
United States.........................................  $ 32,057    $  4,807    $12,326
North Sea.............................................     3,236       2,796         --
Other.................................................     1,059          --         --
                                                        --------    --------    -------
          Total.......................................  $ 36,352    $  7,603    $12,326
                                                        ========    ========    =======

     Long-Lived Assets:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
United States...............................................  $135,749   $123,143
North Sea...................................................     8,629      9,242
Other.......................................................     1,203         --
                                                              --------   --------
          Total.............................................  $145,581   $132,385
                                                              ========   ========

                           W-H ENERGY SERVICES, INC.

12. INTERIM FINANCIAL INFORMATION (UNAUDITED):

     The following is a summary of consolidated interim information for the years ended December 31, 2000 and 1999 (amounts in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
2000                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
- ----                                      ---------   --------   -------------   ------------
Revenues................................   $47,237    $52,173       $62,061        $68,481
Operating Income........................     5,730      6,891        10,678         13,053
Income (loss) before extraordinary
  item..................................    (1,206)      (224)        3,312          5,718
Net income (loss).......................   $(1,206)   $  (224)      $ 3,312        $(2,570)
Earnings (loss) per common share before
  extraordinary item:
     Basic..............................   $ (0.10)   $ (0.02)      $  0.27        $  0.27
     Diluted............................   $ (0.10)   $ (0.02)      $  0.21        $  0.23
Loss per common share:
     Basic..............................   $ (0.10)   $ (0.02)      $  0.27        $ (0.12)
     Diluted............................   $ (0.10)   $ (0.02)      $  0.21        $ (0.12)

                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
1999                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
- ----                                      ---------   --------   -------------   ------------
Revenues................................   $21,724    $29,189       $34,311        $42,417
Operating Income........................       989       (163)        1,445          5,332
Net income (loss).......................   $(2,715)   $(6,444)      $(4,824)       $(1,237)
Loss per common share:
  Basic.................................   $ (0.30)   $ (0.56)      $ (0.40)       $ (0.10)
  Diluted...............................   $ (0.30)   $ (0.56)      $ (0.40)       $ (0.10)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is hereby incorporated by reference to such information included in the Company's definitive proxy statement in connection with our 2001 Annual Meeting of Stockholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2000 (except for information with respect to identification of our executive officers, which is set forth under
Part I of this report).

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is hereby incorporated by reference to such information included in the Company's definitive proxy statement in connection with our 2001 Annual Meeting of Stockholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is hereby incorporated by reference to such information included in the Company's definitive proxy statement in connection with our 2001 Annual Meeting of Stockholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is hereby incorporated by reference to such information included in the Company's definitive proxy statement in connection with our 2001 Annual Meeting of Stockholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements
          The following financial statements are included in Part II of this
            Report:
          Report of Independent Public Accountants
          Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations and Comprehensive Loss for the
            Years Ended December 31, 2000, 1999 and 1998
          Consolidated Statements of Shareholders' Equity (Deficit) Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

     (2)Financial Statement Schedules

        All schedules not filed herein for which provision is made under the rules of Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to the consolidated financial statements.

     (3) Index of Exhibits
         See Index of Exhibits for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c) Index of Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Articles of Incorporation of the Company
                            (incorporated by reference to Exhibit 3.1 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
          3.2            -- Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
                            Statement No. 333-43411 on Form S-1)
          4.1            -- Specimen Common Stock Certificate (incorporated by
                            reference to Exhibit 4.1 of the Company's Registration
                            Statement No. 333-43411 on Form S-1)
          9.1            -- Amended and Restated Stockholders Agreement, dated March
                            26, 1999 (incorporated by reference to Exhibit 9.1 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
         10.1(a)         -- Amended and Restated Employment Agreement of Kenneth T.
                            White, Jr., dated January 24, 2001* **
         10.1(b)         -- Amended and Restated Employment Agreement of Kenneth T.
                            White, Jr. dated March 27, 1999 (incorporated by
                            reference to Exhibit 10.1 of the Company's Registration
                            Statement No. 333-43411 on Form S-1)
         10.2            -- Employment Agreement of Jeffery L. Tepera, dated May 1,
                            2000, as amended (incorporated by reference to Exhibit
                            10.2 of the Company's Registration Statement No.
                            333-43411 on Form S-1)**
         10.3            -- Employment Agreement of William J. Thomas III, dated May
                            1, 2000 (incorporated by reference to Exhibit 10.3 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)**
         10.4            -- W-H Energy Services, Inc. 1997 Stock Option Plan
                            (incorporated by reference to Exhibit 10.4 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)**
         10.5            -- Warrant Agreement for Kenneth T. White, Jr. (incorporated by reference to Exhibit 10.6 of the Company's
                            Registration Statement No. 333-43411 on Form S-1)
         10.6            -- Non-Statutory Stock Option Agreement, dated March 29,
                            1999 (incorporated by reference to Exhibit 10.5 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1**
         10.7            -- Warrant Agreement of William J. Thomas III (incorporated by reference to Exhibit 10.7 of the Company's
                            Registration Statement No. 333-43411 on Form S-1)
         10.8            -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.8 of the Company's Registration
                            Statement No. 333-43411 on Form S-1)**
         10.9            -- Agreement and Plan of Recapitalization among W-H
                            Investment, L.P. and W-H Holdings, Inc. and the
                            stockholders identified therein, dated August 11, 1997
                            (incorporated by reference to Exhibit 10.9 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.10           -- Amended and Restated TJC Transaction Advisory Agreement
                            with TJC Management Corp., dated March 26, 1999
                            (incorporated by reference to Exhibit 10.11 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
         10.11           -- Purchase and Sale Agreement by and between W-H Energy
                            Services, Inc. and Halliburton Energy Services, Inc., a
                            Halliburton Company, dated January 22, 1999, as amended
                            (incorporated by reference to Exhibit 10.12 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
         10.12           -- Agri-Empresa Stock Purchase Agreement, dated July 27,
                            1998 (incorporated by reference to Exhibit 10.13 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
         10.13           -- Form of Lock-Up Agreement (incorporated by reference to
                            Exhibit 10.14 of the Company's Registration Statement No.
                            333-43411 on Form S-1)
         10.14           -- Credit Agreement dated as of October 16, 2000 among W-H
                            Energy Services, Inc., the Financial Institutions named
                            therein, as lenders, DLJ Capital Funding, Inc., as
                            Syndication Agent, and Wells Fargo Bank Texas, N.A., as
                            Administrative Agent (incorporated by reference to
                            Exhibit 10.1 of the Company's Quarterly Report on Form
                            10-Q for the Quarter Ended September 30, 2000)
         10.15           -- Employment Agreement of Ernesto Bautista, III, dated June
                            1, 2000* **
         11.1            -- Computation of Per Share Earnings*
         21.1            -- List of Subsidiaries of the Company*
         23.1            -- Consent of Arthur Andersen LLP*
         27.1            -- Financial Data Schedule*

- ---------------

 * Filed herewith

** Management contracts or compensatory plans or arrangements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            W-H ENERGY SERVICES, INC.

                                            By:  /s/ KENNETH T. WHITE, JR.
                                              ----------------------------------
                                                    Kenneth T. White, Jr.
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the 2nd day of April, 2001.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
              /s/ KENNETH T. WHITE, JR.                Chairman of the Board, President and Chief
- -----------------------------------------------------    Executive Officer (Principal Executive
                Kenneth T. White, Jr.                    Officer)

                /s/ JEFFREY L. TEPERA                  Vice President, Secretary and Chief Financial
- -----------------------------------------------------    Officer (Principal Financial and Accounting
                  Jeffrey L. Tepera                      Officer)

               /s/ JONATHAN F. BOUCHER                 Director
- -----------------------------------------------------
                 Jonathan F. Boucher

                /s/ JOHN W. JORDAN II                  Director
- -----------------------------------------------------
                  John W. Jordan II

               /s/ DAVID W. ZALAZNICK                  Director
- -----------------------------------------------------
                 David W. Zalaznick

                 /s/ J. JACK WATSON                    Director
- -----------------------------------------------------
                   J. Jack Watson

                /s/ CHRISTOPHER MILLS                  Director
- -----------------------------------------------------
                  Christopher Mills

             /s/ ROBERT H. WHILDEN, JR.                Director
- -----------------------------------------------------
               Robert H. Whilden, Jr.

                 /s/ MILTON L. SCOTT                   Director
- -----------------------------------------------------
                   Milton L. Scott

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Articles of Incorporation of the Company
                            Incorporated by reference to Exhibit 3.1 of the Company's
                            Registration Statement No. 333-43411 on Form S-1)
          3.2            -- Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
                            Statement No. 333-43411 on Form S-1)
          4.1            -- Specimen Common Stock Certificate (incorporated by
                            reference to Exhibit 4.1 of the Company's Registration
                            Statement No. 333-43411 on Form S-1)
          9.1            -- Amended and Restated Stockholders Agreement, dated March
                            26, 1999 (incorporated by reference to Exhibit 9.1 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
         10.1(a)         -- Amended and Restated Employment Agreement of Kenneth T.
                            White, Jr., dated January 24, 2001* **
         10.1(b)         -- Amended and Restated Employment Agreement of Kenneth T.
                            White, Jr. dated March 27, 1999 (incorporated by
                            reference to Exhibit 10.1 of the Company's Registration
                            Statement No. 333-43411 on Form S-1)
         10.2            -- Employment Agreement of Jeffery L. Tepera, dated May 1,
                            2000, as amended (incorporated by reference to Exhibit
                            10.2 of the Company's Registration Statement No.
                            333-43411 on Form S-1)**
         10.3            -- Employment Agreement of William J. Thomas III, dated May
                            1, 2000 (incorporated by reference to Exhibit 10.3 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)**
         10.4            -- W-H Energy Services, Inc. 1997 Stock Option Plan
                            (incorporated by reference to Exhibit 10.4 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)**
         10.5            -- Warrant Agreement for Kenneth T. White, Jr. (incorporated by reference to Exhibit 10.6 of the Company's
                            Registration Statement No. 333-43411 on Form S-1)
         10.6            -- Non-Statutory Stock Option Agreement, dated March 29,
                            1999 (incorporated by reference to Exhibit 10.5 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1**
         10.7            -- Warrant Agreement of William J. Thomas III (incorporated by reference to Exhibit 10.7 of the Company's
                            Registration Statement No. 333-43411 on Form S-1)
         10.8            -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.8 of the Company's Registration
                            Statement No. 333-43411 on Form S-1)**
         10.9            -- Agreement and Plan of Recapitalization among W-H
                            Investment, L.P. and W-H Holdings, Inc. and the
                            stockholders identified therein, dated August 11, 1997
                            (incorporated by reference to Exhibit 10.9 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.10           -- Amended and Restated TJC Transaction Advisory Agreement
                            with TJC Management Corp., dated March 26, 1999
                            (incorporated by reference to Exhibit 10.11 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
         10.11           -- Purchase and Sale Agreement by and between W-H Energy
                            Services, Inc. and Halliburton Energy Services, Inc., a
                            Halliburton Company, dated January 22, 1999, as amended
                            (incorporated by reference to Exhibit 10.12 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
         10.12           -- Agri-Empresa Stock Purchase Agreement, dated July 27,
                            1998 (incorporated by reference to Exhibit 10.13 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
         10.13           -- Form of Lock-Up Agreement (incorporated by reference to
                            Exhibit 10.14 of the Company's Registration Statement No.
                            333-43411 on Form S-1)
         10.14           -- Credit Agreement dated as of October 16, 2000 among W-H
                            Energy Services, Inc., the Financial Institutions named
                            therein, as lenders, DLJ Capital Funding, Inc., as
                            Syndication Agent, and Wells Fargo Bank Texas, N.A., as
                            Administrative Agent (incorporated by reference to
                            Exhibit 10.1 of the Company's Quarterly Report on Form
                            10-Q for the Quarter Ended September 30, 2000)
         10.15           -- Employment Agreement of Ernesto Bautista, III, dated June
                            1, 2000* **
         11.1            -- Computation of Per Share Earnings*
         21.1            -- List of Subsidiaries of the Company*
         23.1            -- Consent of Arthur Andersen LLP*
         27.1            -- Financial Data Schedule*

- ---------------

 * Filed herewith

** Management contracts or compensatory plans or arrangements