Form 10-Q
period 2001-03-31
W-H ENERGY SERVICES INC
filed 2001-05-14
CIK 1051034

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 24, 2001 there were outstanding 22,539,184 shares of Common Stock, par value $0.0001 per share, of the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           W-H ENERGY SERVICES, INC.

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I.    FINANCIAL INFORMATION
  Item 1.  Financial Statements........................................     1
           Consolidated Balance Sheets -- March 31, 2001 and December
             31, 2000..................................................     1
           Consolidated Statements of Operations and Comprehensive
             Income (Loss) -- Three months ended March 31, 2001 and
             2000......................................................     2
           Consolidated Statements of Cash Flows -- Three months ended
             March 31, 2001 and 2000...................................     3
           Notes to Consolidated Financial Statements..................     4
  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     8
  Item 3.  Quantitative and Qualitative Disclosure About Market Risk...    11
PART II.   OTHER INFORMATION
  Item 1.  Legal Proceedings...........................................    12
  Item 5.  Other Information...........................................    12
  Item 6.  Exhibits and Reports on Form 8-K............................    12
Signatures.............................................................    14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current Assets:
  Cash and cash equivalents.................................    $  3,821      $  3,376
  Accounts receivable, net of allowance of $3,556 and
     $3,425, respectively...................................      64,127        60,825
  Inventories...............................................      23,274        18,523
  Deferred income taxes.....................................       2,987         2,726
  Prepaid expenses and other................................       2,531         1,200
                                                                --------      --------
          Total current assets..............................      96,740        86,650
Property and equipment, net.................................     105,451       100,966
Goodwill and other intangibles, net.........................      41,586        41,768
Other assets, net...........................................       2,622         2,847
                                                                --------      --------
          Total assets......................................    $246,399      $232,231
                                                                ========      ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt......................    $  3,350      $  1,850
  Accounts payable..........................................      19,263        19,716
  Accrued liabilities.......................................      22,537        15,550
                                                                --------      --------
          Total current liabilities.........................      45,150        37,116
Long-term debt, net of current maturities...................      75,475        80,062
Deferred income taxes.......................................       4,739         2,516
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................          --            --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized, 22,441,800 and 22,273,014 shares issued and
     outstanding, respectively..............................           2             2
  Additional paid-in capital................................     163,080       162,662
  Deferred compensation.....................................      (1,094)       (1,195)
  Cumulative translation adjustment.........................      (2,035)       (1,038)
  Note receivable from shareholder..........................          --           (45)
  Retained deficit..........................................     (38,918)      (47,849)
                                                                --------      --------
          Total shareholders' equity........................     121,035       112,537
                                                                --------      --------
          Total liabilities and shareholders' equity........    $246,399      $232,231
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                                     (UNAUDITED)
Revenues....................................................  $    78,956   $    47,237
Costs and expenses:
  Cost of revenues..........................................       41,565        25,853
  Selling, general and administrative.......................       13,462         9,775
  Research and development expenses.........................        1,609         1,450
  Depreciation and amortization.............................        5,708         4,429
                                                              -----------   -----------
          Total costs and expenses..........................       62,344        41,507
                                                              -----------   -----------
          Income from operations............................       16,612         5,730
Other expense (income):
  Interest expense..........................................        1,921         6,510
  Other, net................................................          (61)          134
                                                              -----------   -----------
          Income (loss) before income taxes.................       14,752          (914)
  Provision for income taxes................................        5,821           292
                                                              -----------   -----------
          Net income (loss).................................  $     8,931   $    (1,206)
                                                              ===========   ===========
Comprehensive income (loss):
  Net income (loss).........................................  $     8,931   $    (1,206)
  Foreign currency translation adjustment...................         (997)         (306)
                                                              -----------   -----------
  Comprehensive income (loss)...............................  $     7,934   $    (1,512)
                                                              ===========   ===========
Earnings (loss) per share:
  Basic.....................................................  $      0.40   $     (0.10)
  Diluted...................................................  $      0.35   $     (0.10)
Number of shares used in calculation of earnings (loss) per
  share:
  Basic.....................................................   22,323,237    12,059,336
  Diluted...................................................   25,873,132    12,059,336

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
                                                                  (UNAUDITED)
Cash Flows from Operating Activities:
  Net income (loss).........................................  $  8,931    $(1,206)
  Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities --
     Depreciation and amortization..........................     5,708      4,429
     Gain on the sale of assets.............................    (1,528)    (1,916)
     Deferred tax provision.................................     1,962        142
     Non-cash stock-based compensation expense..............        --         83
     Amortization of deferred compensation..................       101         71
     Non-cash interest expense..............................       133        597
     Change in operating assets and liabilities --
       Increase in accounts receivable, net.................    (3,302)    (1,579)
       Increase in inventories..............................    (4,751)      (139)
       Increase in prepaid expenses and other...............    (1,286)      (339)
       Increase in other assets, net........................      (470)    (1,689)
       Increase in accounts payable and accrued
        liabilities.........................................     6,534        380
                                                              --------    -------
          Net cash provided by (used in) operating
           activities.......................................    12,032     (1,166)
                                                              --------    -------
Cash Flows from Investing Activities:
  Additions to property and equipment.......................   (11,015)    (6,578)
  Proceeds from sale of property and equipment..............     3,094      2,847
                                                              --------    -------
          Net cash used in investing activities.............    (7,921)    (3,731)
                                                              --------    -------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................        --     21,500
  Payments on debt..........................................    (3,087)   (15,537)
  Proceeds from the exercise of stock options...............       418         --
                                                              --------    -------
          Net cash provided by (used in) financing
           activities.......................................    (2,669)     5,963
                                                              --------    -------
Translation Adjustment......................................      (997)      (306)
Net Increase in Cash and Cash Equivalents...................       445        760
Cash and Cash Equivalents, beginning of period..............     3,376      2,490
                                                              --------    -------
Cash and Cash Equivalents, end of period....................  $  3,821    $ 3,250
                                                              ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ORGANIZATION

  Description of Company

     W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, W-H) is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. W-H has the following three primary lines of business: (i) drilling related products and services, which include logging-while-drilling (LWD), measurement-while-drilling (MWD), rental tools (including drill pipe), downhole drilling motors and drilling fluids; (ii) completion and workover related products and services, which include cased-hole wireline logging and perforating, polymers and specialty chemicals and tubing; and (iii) maintenance and safety related products and services, which include waste management and safety equipment.

  Basis of Presentation

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the December 31, 2000 consolidated financial statements and footnotes thereto included in W-H's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and warrants. A total of 2,974,436 warrants are considered to be outstanding as of the date of issuance and included in the computation of basic and diluted earnings per share as the warrants were exercisable for nominal consideration and were not contingent. For the three months ended March 31, 2001, 3,549,895 shares resulting from the assumed exercise of options or warrants were added to the denominator because the inclusion of such shares would be dilutive. For the three months ended March 31, 2000, no additional shares were included in the denominator, with the exception of the warrants exercisable for nominal consideration discussed above, as such shares would be antidilutive due to the loss recognized for such period included in the consolidated statements of operations and comprehensive income
(loss).

3. DEBT

  Credit Facility

     On October 16, 2000, W-H closed on a $115.0 million credit facility that replaced our old $173.5 million credit facility. The credit facility consists of a Term A and a Term B loan facility in the amount of $40.0 million and $35.0 million, respectively. Additionally, the credit facility has a $40.0 million revolving loan commitment of which $4.0 million was outstanding at March 31, 2001. The Term A loan facility will mature on October 16, 2005 and requires payments escalating from $0 in the first year to $14.0 million in the fifth year. The Term B loan facility will mature on April 16, 2007 and requires principal payments of $0.4 million in each of the first six years with the outstanding balance being due on the maturity date. The revolving loan commitment matures on October 16, 2005. At W-H's option, amounts borrowed under the credit facility will bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus in each case, an applicable margin. The applicable margin ranges from 1.75% to

                           W-H ENERGY SERVICES, INC.

3.00% in the case of a LIBOR based loan under the revolving credit facility or the Term A loan facility and is 3.25% in the case of a LIBOR based loan under the Term B loan facility. For alternate base rate loans, the applicable margin ranges from 0.75% to 2.00% under the revolving credit facility and the Term A loan facility and is 2.25% under the Term B loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio. Our credit facility requires, among other things, that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, our ability to pay dividends and future investments.

     The credit facility is secured by a lien on all of W-H's property and assets, a pledge of all of the capital stock of W-H's domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H's foreign subsidiaries. In addition, the credit facility is guaranteed by all of W-H's domestic subsidiaries.

4. SEGMENTS

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

  Drilling Related Products and Services

     The drilling related products and services segment provides products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. These products and services are used primarily onshore in the United States, Canada and Europe and offshore in the Gulf of Mexico, the North Sea, the Caspian Sea, the Mediterranean Sea, the Persian Gulf and Brazil. This segment consists of five primary business lines: (i) LWD; (ii) MWD; (iii) rental tools; (iv) downhole drilling motors; and (v) drilling fluids.

  Completion and Workover Related Products and Services

     The completion and workover related products and services segment provides products and services primarily to customers onshore in the Gulf Coast region and offshore in the Gulf of Mexico. These products include: (i) wireline logging and perforating; (ii) polymers and specialty chemicals; and (iii) tubing.

  Maintenance and Safety Related Products and Services

     The maintenance and safety related products and services segment provides products and services primarily for refinery and petrochemical plant applications and major and independent oil and natural gas companies, including:
(i) waste management and (ii) safety equipment.

     W-H recognizes revenues, cost of products and services, selling, general and administrative, and depreciation and amortization by segment. Interest expense and other income (expense) are not monitored by

                           W-H ENERGY SERVICES, INC.

segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the three months ended March 31, 2001 (unaudited):

                                                          MAINTENANCE
                                  DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                  --------   ----------   -----------   -------   --------
Revenues........................  $57,148     $14,398       $ 7,410     $    --   $ 78,956
Operating Income................   14,022       3,230           764      (1,404)    16,612
EBITDA(a).......................   17,882       4,315         1,409      (1,124)    22,482
Total assets....................  166,782      46,502        25,075       8,040    246,399
Capital expenditures............    6,289       2,602         2,073          51     11,015

     As of and for the three months ended March 31, 2000 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $ 32,591    $ 8,887       $ 5,759     $    --   $ 47,237
Operating Income...............     5,219      1,106           491      (1,086)     5,730
EBITDA(a)......................     8,173      1,939         1,061        (994)    10,179
Total assets...................   130,944     37,588        18,931      10,026    197,489
Capital expenditures...........     1,867      3,575           794         342      6,578

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

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands)(unaudited):

        Revenues:

                                                  FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                                ------------------------
                                                  2001          2000
                                                ---------   ------------
The United States.............................   $69,652      $43,620
The North Sea.................................     4,504        3,617
Other.........................................     4,800           --
                                                 -------      -------
Total.........................................   $78,956      $47,237
                                                 =======      =======

                           W-H ENERGY SERVICES, INC.

        Operating Income:

                                                  FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                                ------------------------
                                                  2001          2000
                                                ---------   ------------
The United States.............................   $14,765       $5,667
The North Sea.................................       541           63
Other.........................................     1,306           --
                                                 -------       ------
          Total...............................   $16,612       $5,730
                                                 =======       ======

        Long-Lived Assets:

                                                MARCH 31,   DECEMBER 31,
                                                  2001          2000
                                                ---------   ------------
The United States.............................  $139,643      $135,749
The North Sea.................................     8,041         8,629
Other.........................................     1,975         1,203
                                                --------      --------
          Total...............................  $149,659      $145,581
                                                ========      ========

6. SUBSEQUENT EVENTS

     On May 10, 2001, W-H signed a definitive agreement to acquire Louisiana-based Coil Tubing Services, L.L.C. (CTS). Under the terms of the definitive agreement, W-H will pay approximately $43.0 million in cash, common stock and convertible subordinated notes and will assume approximately $4.5 million in CTS debt. CTS is a leading provider of coil tubing and related services to the oil and natural gas industry, primarily in Louisiana and the Gulf of Mexico. CTS provides its services for oil and natural gas wells located on land, in the inland waterways and offshore through its facility in Broussard, Louisiana.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. No assurance can be given that actual results will not differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, the current and expected future prices of crude oil and natural gas, capital expenditures by customers, the development and implementation of new technologies, weather conditions in offshore markets, risks associated with the occurrence of personal injuries, loss of life, damage or destruction of property, equipment or the environment and suspension of operations, our ability to attract and retain skilled workers, the loss of key members of management, competition in our industry, compliance with and developments in environmental and other governmental regulations, the loss of the use of certain technologies, the concentration of customers in the energy industry, our ability to successfully integrate future acquisitions, political and economic risks, a change in the estimated life of goodwill and restrictions on our ability to raise additional funds. For additional discussion of these risks, please see the discussion set forth under the heading "Factors That May Affect Future Results And Accuracy Of Forward Looking Statements" contained in our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

     Demand for our products and services began to increase during the fourth quarter of 1999 and further increased in 2000, primarily as a result of higher oil and natural gas prices. We expect that demand for our products and services will continue to improve in 2001. The level of market improvement for our businesses in 2001 will be heavily dependent on whether oil and natural gas prices remain at levels that will allow oil and natural gas companies to economically pursue exploration and development activities.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

     Revenues. Revenues increased by $31.7 million, or approximately 67%, to $79.0 million for the three months ended March 31, 2001 from $47.2 million for the three months ended March 31, 2000. This increase is attributable to increased activity levels within the oil and natural gas industry, higher asset utilization, our international expansion effort and the benefit of additional equipment, which was added to our rental fleet in 2000 and early 2001.

     Revenues from our drilling related products and services increased by $24.6 million, or approximately 75%, to $57.1 million for the three months ended March 31, 2001 from $32.6 million for the three months ended March 31, 2000. This increase is primarily attributable to an increase in drilling activity, higher asset utilization rates, our international expansion effort and the benefit of additional equipment, which was added to our rental fleet in 2000 and early 2001.

     Revenues from our completion and workover related products and services increased by $5.5 million, or approximately 62%, to $14.4 million for the three months ended March 31, 2001 from $8.9 million for the three months ended March 31, 2000. Revenue increased as a result of an increase in workover rig activity, higher utilization rates and the benefit of additional equipment, which was added to our rental fleet in 2000 and early 2001.

     Revenues from our maintenance and safety related products and services increased by $1.7 million, or approximately 29%, to $7.4 million for the three months ended March 31, 2001 from $5.8 million for the three months ended March 31, 2000. This increase was primarily the result of an increase in the number of plant overhauls and turnarounds and the benefit of additional equipment that was added in 2000 and early 2001.

     Cost of Revenues. Cost of revenues increased by $15.7 million, or approximately 61%, to $41.6 million for the three months ended March 31, 2001 from $25.9 million for the three months ended March 31, 2000. As a percentage of revenues, cost of revenues decreased to 53% for the three months ended March 31, 2001 from 55% for the three months ended March 31, 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.7 million, or approximately 38%, to $13.5 million for the three months ended March 31, 2001 from $9.8 million for the three months ended March 31, 2000. The increase was attributable to our expansion of sales, administration and marketing personnel in the second half of 2000. As a percentage of revenues, selling, general and administrative expenses decreased to 17% for the three months ended March 31, 2001 from 21% for the three months ended March 31, 2000.

     Research and Development Expense. Research and development expenses increased by $0.2 million, or approximately 11%, to $1.6 million for the three months ended March 31, 2001 from $1.4 million for the three months ended March 31, 2000. This increase was the result of increased research and development spending on our MWD/LWD technologies.

     Depreciation and Amortization. Depreciation and amortization increased by $1.3 million, or approximately 29%, to $5.7 million for the three months ended March 31, 2001 from $4.4 million for the three months ended March 31, 2000. This increase was the result of depreciation associated with our increased capital expenditures.

     Interest and Other Expense. Interest and other expense for the three months ended March 31, 2001 was $1.9 million, a decrease of $4.6 million, or approximately 71%, from $6.5 million for the three months ended

March 31, 2000. The decrease was primarily due to our significant debt reduction in October 2000 funded by our IPO.

     Net Income (Loss). Net income for the three months ended March 31, 2001 was $8.9 million, an improvement of $10.1 million, from the $1.2 million loss reported for the three months ended March 31, 2000.

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

     Working capital was $51.6 million as of March 31, 2001 and $49.5 million as of December 31, 2000. Net cash provided by (used in) operating activities was $12.0 million for the three months ended March 31, 2001 and $(1.2) million for the three months ended March 31, 2000. Increases in working capital and cash flow from operating activities are principally the result of increased levels of operating activity.

     Net cash used in investing activities was $7.9 million for the three months ended March 31, 2001 and $3.7 million for the three months ended March 31, 2000. Net cash used in investing activities was principally the result of our capital expenditures program.

     Net cash (used in) provided by financing activities was $(2.7) million for the three months ended March 31, 2001 and $6.0 million for the three months ended March 31, 2000. Net cash provided by (used in) financing activities was primarily due to debt issuances under our credit facilities used to fund capital expenditures, acquisitions and repay debt obligations.

     On October 16, 2000, we closed our initial public offering of 10,000,000 shares of our common stock at an offering price of $16.50 per share. Concurrent with the closing of the offering, we executed a $115.0 million credit facility. The net proceeds of the offering along with borrowings under our credit facility were utilized to repay in full the outstanding balances, including accrued and unpaid interest, under our old credit facility, senior subordinated notes and other long term debt obligations, reducing our outstanding debt at October 16, 2000 from approximately $226.0 million to approximately $80.0 million. Our credit facility includes the following features:

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

     At our option, amounts borrowed under the credit facility will bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.75% to 3.00% in the case of a LIBOR based loan under the revolving credit facility or the Term A loan facility and is 3.25% in the case of a LIBOR based loan under the Term B loan facility. For alternate base rate loans, the applicable margin ranges from 0.75% to 2.00% under the revolving credit facility and the Term A loan facility and is 2.25% under the Term B loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio.

     Our credit facility is secured by a lien on all of our property and assets, a pledge of all of the capital stock of our domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our foreign subsidiaries. In addition, our credit facility is guaranteed by all of our domestic subsidiaries. The credit facility requires, among other things, that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, our ability to pay dividends and future investments. As of December 31, 2000 and March 31, 2001, we had outstanding borrowings under our credit facility of $81.9 million and $78.8 million, respectively.

     We have made capital expenditures, primarily for additional rental tool inventory, additional LWD and MWD tools and wireline equipment, of $11.0 million, including expenditures for the replacement of equipment lost in hole, for the three months ended March 31, 2001. In addition, we have incurred $1.6 million in research and development expenses for the three months ended March 31, 2001. Management believes that cash generated from operations and amounts available under our revolving line of credit will provide sufficient funds for our identified capital projects, debt service and working capital requirements. However, part of our strategy involves the acquisition of companies that have products and services complementary to our existing strategic base of operations. Depending on the size of any future acquisitions, we may require additional debt financing, possibly in excess of the limits of the credit facility, or additional equity financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would increase our as adjusted interest expense by approximately $197,000, for the three months ended March 31, 2001.

     Foreign Currency Exchange Risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently do not hedge against foreign currency translation risks, and we believe that foreign currency exchange risk is not significant to our operations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     For a description of certain previously disclosed legal proceedings to which we are a party, please see the discussion set forth under the headings "Business -- Legal Proceedings" and "Business -- Licenses, Patents and Trademarks" contained in our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 5. OTHER INFORMATION.

     On May 10, 2001, W-H signed a definitive agreement to acquire Louisiana-based Coil Tubing Services, L.L.C. (CTS). Under the terms of the definitive agreement, W-H will pay approximately $43.0 million in cash, common stock and convertible subordinated notes and will assume approximately $4.5 million in CTS debt. CTS is a leading provider of coil tubing and related services to the oil and natural gas industry, primarily in Louisiana and the Gulf of Mexico. CTS provides its services for oil and natural gas wells located on land, in the inland waterways and offshore through its facility in Broussard, Louisiana.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3.1             -- Restated Articles of Incorporation of the Company
                            (incorporated by reference to Exhibit 3.1 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
         3.2             -- Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
                            Statement No. 333-43411 on Form S-1)
         4.1             -- Specimen Common Stock Certificate (incorporated by
                            reference to Exhibit 4.1 of the Company's Registration
                            Statement No. 333-43411 on Form S-1)
         9.1             -- Amended and Restated Stockholders Agreement, dated March
                            26, 1999 (incorporated by reference to Exhibit 9.1 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
        10.1(a)          -- Amendment #1 to Amended and Restated Employment Agreement
                            of Kenneth T. White, Jr., dated January 24, 2001
                            (incorporated by reference to Exhibit 10.1(a) of the
                            Company's Annual Report on Form 10-K for the Year Ended
                            December 31, 2000)**
        10.1(b)          -- Amended and Restated Employment Agreement of Kenneth T.
                            White, Jr., dated March 27, 1999 (incorporated by
                            reference to Exhibit 10.1 of the Company's Registration
                            Statement No. 333-43411 on Form S-1)**
        10.2             -- Employment Agreement of Jeffery L. Tepera, dated May 1,
                            2000, as amended (incorporated by reference to Exhibit
                            10.2 of the Company's Registration Statement No.
                            333-43411 on Form S-1)**
        10.3             -- Employment Agreement of William J. Thomas III, dated May
                            1, 2000 (incorporated by reference to Exhibit 10.3 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)**
        10.4             -- W-H Energy Services, Inc. 1997 Stock Option Plan
                            (incorporated by reference to Exhibit 10.4 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)**
        10.5             -- Warrant Agreement for Kenneth T. White, Jr. (incorporated by reference to Exhibit 10.6 of the Company's
                            Registration Statement No. 333-43411 on Form S-1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.6             -- Non-Statutory Stock Option Agreement, dated March 29,
                            1999 (incorporated by reference to Exhibit 10.5 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1.)**
        10.7             -- Warrant Agreement of William J. Thomas III (incorporated by reference to Exhibit 10.7 of the Company's
                            Registration Statement No. 333-43411 on Form S-1)
        10.8             -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.8 of the Company's Registration
                            Statement No. 333-43411 on Form S-1)**
        10.9             -- Agreement and Plan of Recapitalization among W-H
                            Investment, L.P. and W-H Holdings, Inc. and the
                            stockholders identified therein, dated August 11, 1997
                            (incorporated by reference to Exhibit 10.9 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
        10.10            -- Amended and Restated TJC Transaction Advisory Agreement
                            with TJC Management Corp., dated March 26, 1999
                            (incorporated by reference to Exhibit 10.11 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
        10.11            -- Purchase and Sale Agreement by and between W-H Energy
                            Services, Inc. and Halliburton Energy Services, Inc., a
                            Halliburton Company, dated January 22, 1999, as amended
                            (incorporated by reference to Exhibit 10.12 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
        10.12            -- Agri-Empresa Stock Purchase Agreement, dated July 27,
                            1998 (incorporated by reference to Exhibit 10.13 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
        10.14            -- Credit Agreement dated as of October 16, 2000 among W-H
                            Energy Services, Inc., the Financial Institutions named
                            therein, as lenders, DLJ Capital Funding, Inc., as
                            Syndication Agent, and Wells Fargo Bank Texas, N.A., as
                            Administrative Agent (incorporated by reference to
                            Exhibit 10.1 of the Company's Quarterly Report on Form
                            10-Q for the Quarter Ended September 30, 2000.)
        10.15            -- Employment Agreement of Ernesto Bautista, III, dated June
                            1, 2000 (incorporated by reference to Exhibit 10.15 of
                            the Company's Annual Report on Form 10-K for the Year
                            Ended December 31, 2000) **
        11.1             -- Computation of Per Share Earnings*
        21.1             -- List of Subsidiaries of the Company (incorporated by
                            reference to Exhibit 21.1 of the Company's Annual Report
                            on Form 10-K for the Year Ended December 31, 2000)
        23.1             -- Consent of Arthur Andersen LLP (incorporated by reference to Exhibit 23.1 of the Company's Annual Report on Form
                            10-K for the Year Ended December 31, 2000)

---------------

*  Filed herewith

** Management contracts or compensatory plans or arrangements

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

Date: May 14, 2001

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

Date: May 14, 2001

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3.1             -- Restated Articles of Incorporation of the Company
                            (incorporated by reference to Exhibit 3.1 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
         3.2             -- Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
                            Statement No. 333-43411 on Form S-1)
         4.1             -- Specimen Common Stock Certificate (incorporated by
                            reference to Exhibit 4.1 of the Company's Registration
                            Statement No. 333-43411 on Form S-1)
         9.1             -- Amended and Restated Stockholders Agreement, dated March
                            26, 1999 (incorporated by reference to Exhibit 9.1 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
        10.1(a)          -- Amended and Restated Employment Agreement of Kenneth T.
                            White, Jr., dated January 24, 2001 (incorporated by
                            reference to Exhibit 10.1(a) of the Company's Annual
                            Report on Form 10-K for the Year Ended December 31,
                            2000)**
        10.1(b)          -- Amended and Restated Employment Agreement of Kenneth T.
                            White, Jr., dated March 27, 1999 (incorporated by
                            reference to Exhibit 10.1 of the Company's Registration
                            Statement No. 333-43411 on Form S-1)**
        10.2             -- Employment Agreement of Jeffery L. Tepera, dated May 1,
                            2000, as amended (incorporated by reference to Exhibit
                            10.2 of the Company's Registration Statement No.
                            333-43411 on Form S-1)**
        10.3             -- Employment Agreement of William J. Thomas III, dated May
                            1, 2000 (incorporated by reference to Exhibit 10.3 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)**
        10.4             -- W-H Energy Services, Inc. 1997 Stock Option Plan
                            (incorporated by reference to Exhibit 10.4 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)**
        10.5             -- Warrant Agreement for Kenneth T. White, Jr. (incorporated by reference to Exhibit 10.6 of the Company's
                            Registration Statement No. 333-43411 on Form S-1)
        10.6             -- Non-Statutory Stock Option Agreement, dated March 29,
                            1999 (incorporated by reference to Exhibit 10.5 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1.**
        10.7             -- Warrant Agreement of William J. Thomas III (incorporated by reference to Exhibit 10.7 of the Company's
                            Registration Statement No. 333-43411 on Form S-1)
        10.8             -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.8 of the Company's Registration
                            Statement No. 333-43411 on Form S-1)**
        10.9             -- Agreement and Plan of Recapitalization among W-H
                            Investment, L.P. and W-H Holdings, Inc. and the
                            stockholders identified therein, dated August 11, 1997
                            (incorporated by reference to Exhibit 10.9 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
        10.10            -- Amended and Restated TJC Transaction Advisory Agreement
                            with TJC Management Corp., dated March 26, 1999
                            (incorporated by reference to Exhibit 10.11 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
        10.11            -- Purchase and Sale Agreement by and between W-H Energy
                            Services, Inc. and Halliburton Energy Services, Inc., a
                            Halliburton Company, dated January 22, 1999, as amended
                            (incorporated by reference to Exhibit 10.12 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.12            -- Agri-Empresa Stock Purchase Agreement, dated July 27,
                            1998 (incorporated by reference to Exhibit 10.13 of the
                            Company's Registration Statement No. 333-43411 on Form
                            S-1)
        10.13            -- Form of Lock-Up Agreement (incorporated by reference to
                            Exhibit 10.14 of the Company's Registration Statement No.
                            333-43411 on Form S-1)
        10.14            -- Credit Agreement dated as of October 16, 2000 among W-H
                            Energy Services, Inc., the Financial Institutions named
                            therein, as lenders, DLJ Capital Funding, Inc., as
                            Syndication Agent, and Wells Fargo Bank Texas, N.A., as
                            Administrative Agent (incorporated by reference to
                            Exhibit 10.1 of the Company's Quarterly Report on Form
                            10-Q for the Quarter Ended September 30, 2000.)
        10.15            -- Employment Agreement of Ernesto Bautista, III, dated June
                            1, 2000 (incorporated by reference to Exhibit 10.15 of
                            the Company's Annual Report on Form 10-K for the Year
                            Ended December 31, 2000) **
        11.1             -- Computation of Per Share Earnings*
        21.1             -- List of Subsidiaries of the Company (incorporated by
                            reference to Exhibit 21.1 of the Company's Annual Report
                            on Form 10-K for the Year Ended December 31, 2000)
        23.1             -- Consent of Arthur Andersen LLP (incorporated by reference to Exhibit 23.1 of the Company's Annual Report on Form
                            10-K for the Year Ended December 31, 2000)

---------------

*  Filed herewith

** Management contracts or compensatory plans or arrangements