Form 10-Q
period 2001-09-30
W-H ENERGY SERVICES INC
filed 2001-11-14
CIK 1051034

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



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 2001 there were outstanding 25,759,439 shares of Common Stock, par value $0.0001 per share, of the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           W-H ENERGY SERVICES, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                                  PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    1
         Consolidated Balance Sheets -- September 30, 2001
         (unaudited) and December 31, 2000...........................    1
         Consolidated Statements of Operations and Comprehensive
         Income (unaudited) --
         Three months and nine months ended September 30, 2001 and
         2000........................................................    2
         Consolidated Statements of Cash Flows (unaudited) --
         Nine months ended September 30, 2001 and 2000...............    3
         Notes to Consolidated Financial Statements (unaudited)......    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   14

                                  PART II
OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   15
Item 6.  Exhibits and Reports on Form 8-K............................   15
Signatures...........................................................   17

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS

Current Assets:
  Cash and cash equivalents.................................    $ 30,201        $  3,376
  Securities available-for-sale.............................      11,294              --
  Accounts receivable, net of allowance of $4,796 and
     $3,425, respectively...................................      79,266          60,825
  Inventories...............................................      32,712          18,523
  Deferred income taxes.....................................       3,626           2,726
  Prepaid expenses and other................................       1,538           1,200
                                                                --------        --------
          Total current assets..............................     158,637          86,650
Property and equipment, net.................................     132,971         100,966
Goodwill and other intangibles, net.........................      80,052          41,768
Other assets, net...........................................       3,943           2,847
                                                                --------        --------
          Total assets......................................    $375,603        $232,231
                                                                ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $ 22,181        $ 19,716
  Accrued liabilities.......................................      35,612          15,550
  Current maturities of long-term debt......................       6,800           1,850
                                                                --------        --------
          Total current liabilities.........................      64,593          37,116
Long-term debt, net of current maturities...................     117,125          80,062
Deferred income taxes.......................................      12,433           2,516
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................          --              --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized, 25,757,789 and 22,273,014 shares issued and
     outstanding, respectively..............................           3               2
  Additional paid-in capital................................     197,766         162,662
  Deferred compensation.....................................        (892)         (1,195)
  Unrealized gains on securities available for sale.........         300              --
  Cumulative translation adjustment.........................        (875)         (1,038)
  Note receivable from shareholder..........................          --             (45)
  Retained deficit..........................................     (14,850)        (47,849)
                                                                --------        --------
          Total shareholders' equity........................     181,452         112,537
                                                                --------        --------
          Total liabilities and shareholders' equity........    $375,603        $232,231
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                             FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                           -------------------------   -------------------------
                                              2001          2000          2001          2000
                                           -----------   -----------   -----------   -----------
                                                  (UNAUDITED)                 (UNAUDITED)
Revenues.................................  $   100,725   $    62,061   $   273,967   $   161,471
Costs and expenses:
  Cost of revenues.......................       52,634        33,396       142,289        88,076
  Selling, general and administrative....       15,972        11,456        45,987        31,550
  Research and development...............        2,189         1,617         5,752         4,577
  Depreciation and amortization..........        7,038         4,914        19,179        13,969
                                           -----------   -----------   -----------   -----------
          Total costs and expenses.......       77,833        51,383       213,207       138,172
                                           -----------   -----------   -----------   -----------
          Income from operations.........       22,892        10,678        60,760        23,299
Other expense:
  Interest expense.......................        2,198         7,028         6,175        20,528
  Other, net.............................          127           141            37           318
                                           -----------   -----------   -----------   -----------
          Income before income taxes.....       20,567         3,509        54,548         2,453
  Provision for income taxes.............        8,126           197        21,549           571
                                           -----------   -----------   -----------   -----------
          Net income.....................  $    12,441   $     3,312   $    32,999   $     1,882
                                           ===========   ===========   ===========   ===========
Comprehensive income:
  Net income.............................  $    12,441   $     3,312   $    32,999   $     1,882
  Unrealized gain on securities
     available-for-sale..................          300            --           300            --
  Foreign currency translation
     adjustment..........................        1,083          (191)         (163)       (1,139)
                                           -----------   -----------   -----------   -----------
  Comprehensive income...................  $    13,824   $     3,121   $    33,136   $       743
                                           ===========   ===========   ===========   ===========
Earnings per share:
  Basic..................................  $      0.48   $      0.27   $      1.39   $      0.16
  Diluted................................  $      0.45   $      0.21   $      1.24   $      0.12
Number of shares used in calculation of
  earnings per share:
  Basic..................................   25,750,464    12,059,336    23,683,477    12,058,212
  Diluted................................   27,429,007    15,773,182    26,592,424    15,772,058

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
Cash Flows from Operating Activities:
  Net income................................................  $ 32,999   $  1,882
  Adjustment to reconcile net income to cash provided by
     operating activities --
     Depreciation and amortization..........................    19,179     13,969
     Gain on the sale of assets.............................   (10,781)    (4,244)
     Deferred tax provision.................................     9,017        145
     Non-cash stock-based compensation expense..............        --         83
     Amortization of deferred compensation..................       303        303
     Non-cash interest expense..............................       449      1,835
     Change in operating assets and liabilities, excluding
      effects of acquisitions --
       Increase in accounts receivable, net.................   (18,266)   (13,943)
       Increase in inventories..............................   (14,189)    (3,745)
       Decrease (increase) in prepaid expenses and other....       269       (448)
       Increase in other assets, net........................    (2,436)      (146)
       Increase in accounts payable and accrued
        liabilities.........................................    21,641      8,991
                                                              --------   --------
          Net cash provided by operating activities.........    38,185      4,682
                                                              --------   --------
Cash Flows from Investing Activities:
  Acquisition of business, net of cash acquired.............   (33,146)        --
  Additions to property and equipment.......................   (43,912)   (23,012)
  Increase in securities available-for-sale.................   (10,994)        --
  Proceeds from sale of property and equipment..............    13,964      6,431
                                                              --------   --------
          Net cash used in investing activities.............   (74,088)   (16,581)
                                                              --------   --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................    51,236     32,884
  Payments on debt..........................................   (13,723)   (17,705)
  Proceeds from the exercise of stock options and stock
     purchase warrants......................................     5,190         --
  Proceeds from the issuance of common stock to the
     public.................................................    19,862         --
                                                              --------   --------
          Net cash provided by financing activities.........    62,565     15,179
                                                              --------   --------
Translation Adjustment......................................       163     (1,139)
Net Increase in Cash and Cash Equivalents...................    26,825      2,141
Cash and Cash Equivalents, beginning of period..............     3,376      2,490
                                                              --------   --------
Cash and Cash Equivalents, end of period....................  $ 30,201   $  4,631
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS ORGANIZATION

  DESCRIPTION OF COMPANY

     W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, W-H or the Company) is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. W-H has the following three primary lines of business: (i) drilling related products and services, which include logging-while-drilling (LWD), measurement-while-drilling (MWD), rental tools (including drill pipe), downhole drilling motors and drilling fluids; (ii) completion and workover related products and services, which include cased-hole wireline logging and perforating, polymers and specialty chemicals, tubing and coiled tubing; and (iii) maintenance and safety related products and services, which include waste management and safety equipment.

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

  BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the December 31, 2000 consolidated financial statements and footnotes thereto included in W-H's most recent Registration Statement filed on Form S-1 with the Securities and Exchange Commission.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, W-H is required to adopt SFAS 142 effective January 1, 2002. As of September 30, 2001, the Company had goodwill, net of accumulated amortization, of $76.0 million. Management is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will have on its results of operations and financial condition. W-H recognized approximately $1.8 million and $1.3 million in goodwill amortization expense during the nine months ended September 30, 2001 and 2000, respectively.

                           W-H ENERGY SERVICES, INC.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and will be effective for the Company's fiscal year beginning January 1, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements.

2.  EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and warrants. A total of 2,974,436 warrants are considered to be outstanding as of the date of issuance and included in the computation of basic and diluted earnings per share as the warrants were exercisable for nominal consideration and were not contingent. For the three months and nine months ended September 30, 2001, 1,678,543 and 2,908,947 shares, respectively, resulting from the assumed exercise of options or warrants were added to the denominator because the inclusion of such shares would be dilutive. For the three months and nine months ended September 30, 2000, 3,713,846 shares resulting from the assumed exercise of options or warrants were included in the denominator because the inclusion of such shares would be dilutive.

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

     The acquisition of CTS has been accounted for using the purchase method of accounting for business combinations. Accordingly, the results of operations of CTS have been included in the W-H financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired based upon their estimated fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired has been recorded as goodwill, approximately $40.0 million, and is being amortized over 20 years on a straight-line basis (see Note 1).

     The amounts included in the consolidated balance sheet as of September 30, 2001 related to the acquisition of CTS are based upon preliminary information and are subject to adjustment if and when additional information is obtained. Management does not anticipate any material changes in the preliminary allocations.

     The following unaudited pro forma as adjusted consolidated financial information presents consolidated results of operations as if W-H had acquired CTS on January 1, 2000 (in thousands, except per share amounts):

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------   -------------------
                                                2001      2000       2001       2000
                                              --------   -------   --------   --------
Revenues....................................  $100,725   $66,666   $284,511   $172,129
Net Income..................................  $ 12,441   $ 3,427   $ 34,750   $  1,756
Earnings Per Share:
  Basic.....................................  $   0.48   $  0.28   $   1.45   $   0.14
  Diluted...................................  $   0.45   $  0.21   $   1.30   $   0.11

                           W-H ENERGY SERVICES, INC.

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

4.  DEBT

  CREDIT FACILITY

     On May 31, 2001, in connection with the acquisition of CTS (see Note 3), W-H amended and restated its $115.0 million credit facility increasing the amount available for borrowing to $165.0 million. The amended and restated credit facility consists of a Term A and a Term B loan facility in the amount of $40.0 million and $80.0 million, respectively. Additionally, the amended and restated credit facility has a $45.0 million revolving loan commitment of which none was outstanding at September 30, 2001. The Term A loan facility matures on October 16, 2005 and requires payments escalating from zero in the first year to $14.0 million in the fifth year. The Term B loan facility matures on April 16, 2007 and requires principal payments of $0.8 million in each of the first six years with the outstanding balance being due on the maturity date. The revolving loan commitment matures on October 16, 2005. At W-H's option, amounts borrowed under the credit facility will bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus in each case, an applicable margin. The applicable margin ranges from 1.75% to 3.00% in the case of a LIBOR based loan under the revolving credit facility or the Term A loan facility and is 3.25% in the case of a LIBOR based loan under the Term B loan facility. For alternate base rate loans, the applicable margin ranges from 0.75% to 2.00% under the revolving credit facility and the Term A loan facility and is 2.25% under the Term B loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio. Our credit facility requires, among other things, that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, our ability to pay dividends and future investments.

     The credit facility is secured by a lien on all of W-H's property and assets, a pledge of all of the capital stock of W-H's domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H's foreign subsidiaries. In addition, the credit facility is guaranteed by all of W-H's domestic subsidiaries.

  CONVERTIBLE SUBORDINATED NOTES

     In connection with the CTS acquisition (See Note 3), W-H issued $4.5 million in convertible subordinated notes (the Notes) to eight individuals (the Sellers) as partial consideration for the acquisition. The Notes bear interest at 9% per annum, payment of which is due quarterly. The principal and accrued interest is due at the December 31, 2003 maturity date. The Sellers may convert the Notes into shares of common stock within 30 days of maturity at a rate of
0.0331 shares of common stock for each $1.00 of principal, subject to adjustment based upon various factors. W-H may redeem the Notes at its discretion at any time prior to maturity with no prepayment penalty. However, the Sellers would have the option to exercise the conversion feature prior to redemption by W-H. Management does not intend to exercise the redemption feature.

5.  SEGMENTS

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that companies report separately information about each significant operating segment reviewed by the chief operating decision maker. Management has elected to organize segments based on differences in each segment's customers and the products and services offered without aggregating operating segments. All

                           W-H ENERGY SERVICES, INC.

segments that meet a threshold of 10% of revenues, reported profit or loss, or combined assets are defined as significant segments. Based on these requirements, management has identified three reportable segments: drilling related products and services, completion and workover related products and services, and maintenance and safety related products and services.

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

     W-H recognizes revenues, cost of products and services, selling, general and administrative, and depreciation and amortization by segment. Interest expense and other expense are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the three months ended September 30, 2001 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $ 71,146    $ 22,885      $ 6,694     $    --   $100,725
Operating Income...............    18,632       5,287          350      (1,377)    22,892
EBITDA(a)......................    22,916       7,284        1,078      (1,374)    29,904
Total assets...................   201,296     107,280       26,173      40,854    375,603
Capital expenditures...........     7,117       5,199        1,361         233     13,910

     As of and for the three months ended September 30, 2000 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $ 44,398    $ 11,938      $ 5,725     $    --   $ 62,061
Operating Income...............     9,281       2,247          131        (981)    10,678
EBITDA(a)......................    12,655       3,155          735        (993)    15,552
Total assets...................   147,962      46,953       19,401       5,404    219,720
Capital expenditures...........     4,573       2,042          978          59      7,652

                           W-H ENERGY SERVICES, INC.

     As of and for the nine months ended September 30, 2001 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $196,002    $ 56,733      $21,232     $    --   $273,967
Operating Income...............    50,114      13,075        1,710      (4,139)    60,760
EBITDA(a)......................    62,483      17,657        3,763      (3,698)    80,205
Total assets...................   201,296     107,280       26,173      40,854    375,603
Capital expenditures...........    27,317      11,460        4,808         327     43,912

     As of and for the nine months ended September 30, 2000 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $112,451    $ 31,502      $17,518     $    --   $161,471
Operating Income...............    20,018       5,160        1,244      (3,123)    23,299
EBITDA(a)......................    29,586       7,727        3,006      (2,983)    37,336
Total assets...................   147,962      46,953       19,401       5,404    219,720
Capital expenditures...........    13,751       6,007        2,987         267     23,012

---------------

(a) W-H calculates EBITDA as earnings before interest expense, income taxes, depreciation and amortization, and non-cash stock-based compensation expense. EBITDA should not be considered as an alternative to net income or any other measure of operating performance calculated in accordance with generally accepted accounting principles. EBITDA is widely used by financial analysts as a measure of financial performance. W-H's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands) (unaudited):

     Revenues:

                                              FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                              --------------------   -------------------
                                                2001        2000       2001       2000
                                              ---------   --------   --------   --------
The United States...........................  $ 89,237    $54,981    $242,265   $146,403
The North Sea...............................     6,708      5,575      17,390     12,345
Other.......................................     4,780      1,505      14,312      2,723
                                              --------    -------    --------   --------
  Total.....................................  $100,725    $62,061    $273,967   $161,471
                                              ========    =======    ========   ========

     Operating Income:

                                                 FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                 ---------------------   -------------------
                                                   2001        2000        2001       2000
                                                 ---------   ---------   --------   --------
The United States.............................    $19,329     $ 9,230    $51,880    $20,797
The North Sea.................................      1,930         557      3,891      1,611
Other.........................................      1,633         891      4,989        891
                                                  -------     -------    -------    -------
          Total...............................    $22,892     $10,678    $60,760    $23,299
                                                  =======     =======    =======    =======

                           W-H ENERGY SERVICES, INC.

     Long-Lived Assets:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
The United States...........................................    $206,031        $135,749
The North Sea...............................................       8,551           8,629
Other.......................................................       2,384           1,203
                                                                --------        --------
          Total.............................................    $216,966        $145,581
                                                                ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. No assurance can be given that actual results will not differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, the current and expected future prices of crude oil and natural gas, capital expenditures by customers, the development and implementation of new technologies, weather conditions in offshore markets, risks associated with the occurrence of personal injuries, loss of life, damage or destruction of property, equipment or the environment and suspension of operations, our ability to attract and retain skilled workers, the loss of key members of management, competition in our industry, compliance with and developments in environmental and other governmental regulations, the loss of the use of certain technologies, the concentration of customers in the energy industry, our ability to successfully integrate future acquisitions, political and economic risks, a change in the estimated life of goodwill and restrictions on our ability to raise additional funds. For additional discussion of these risks, please see the discussion set forth under the heading "Risk Factors" contained in our most recent Registration Statement filed on Form S-1 with the Securities and Exchange Commission. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

OVERVIEW OF THE MARKETS FOR OUR PRODUCTS AND SERVICES

     Demand for our products and services began to increase during the fourth quarter of 1999 and further increased in 2000 and the first half of 2001, primarily as a result of higher oil and natural gas prices. In July 2001, exploration and development activity levels in North America reached its peak for the year and have since begun to decline as a result of lower oil and natural gas prices. The level of market improvement for our businesses for the remainder of 2001 will be heavily dependent on whether oil and natural gas prices remain at levels that will allow oil and natural gas companies to economically pursue exploration and development activities.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues. Revenues increased by $38.6 million, or approximately 62%, to $100.7 million for the three months ended September 30, 2001 from $62.1 million for the three months ended September 30, 2000. This increase is attributable to increased activity levels within the oil and natural gas industry, higher asset utilization, our international expansion effort, the benefit of additional equipment, as well as the effects from our acquisition of CTS on May 31, 2001.

     Revenues from our drilling related products and services increased by $26.7 million, or approximately 60%, to $71.1 million for the three months ended September 30, 2001 from $44.4 million for the three months ended September 30, 2000. This increase is primarily attributable to an increase in drilling activity, higher asset utilization, our international expansion effort and the benefit of additional equipment, which was added to our rental fleet in 2000 and the first half of 2001.

     Revenues from our completion and workover related products and services increased by $11.0 million, or approximately 92%, to $22.9 million for the three months ended September 30, 2001 from $11.9 million for the three months ended September 30, 2000. Revenue increased as a result of an increase in workover rig activity, the benefit of additional equipment, as well as the effects from our acquisition of CTS on May 31, 2001.

     Revenues from our maintenance and safety related products and services increased by $1.0 million, or approximately 18%, to $6.7 million for the three months ended September 30, 2001 from $5.7 million for the three months ended September 30, 2000. This increase was primarily the result of an increase in the number of plant overhauls and turnarounds and the benefit of additional equipment that was added in 2000 and the first half of 2001.

     Cost of Revenues. Cost of revenues increased by $19.2 million, or approximately 57%, to $52.6 million for the three months ended September 30, 2001 from $33.4 million for the three months ended September 30, 2000. As a percentage of revenues, cost of revenues decreased to 52.2% for the three months ended September 30, 2001 from 53.8% for the three months ended September 30, 2000, due to a significant portion of our costs being fixed.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.5 million, or approximately 39% to $16.0 million for the three months ended September 30, 2001 from $11.5 million for the three months ended September 30, 2000. The increase was attributable to our expansion of sales, administration and marketing personnel in 2000 and 2001, as well as the effects from our acquisition of CTS. As a percentage of revenues, selling, general and administrative expenses decreased to 15.9% for the three months ended September 30, 2001 from 18.5% for the three months ended September 30, 2000, due to a significant portion of our costs being fixed.

     Research and Development Expenses. Research and development expenses increased by $0.6 million, or approximately 38%, to $2.2 million for the three months ended September 30, 2001 from $1.6 million for the three months ended September 30, 2000. This increase was the result of increased research and development spending on our MWD/LWD and related technologies.

     Depreciation and Amortization. Depreciation and amortization increased by $2.1 million, or approximately 43%, to $7.0 million for the three months ended September 30, 2001 from $4.9 million for the three months ended September 30, 2000. This increase was the result of depreciation associated with our increased capital expenditures, as well as the effects from our acquisition of CTS.

     Interest and Other Expense. Interest and other expense for the three months ended September 30, 2001 was $2.3 million, a decrease of $4.9 million, or approximately 68% from $7.2 million for the three months ended September 30, 2000. The decrease was primarily due to our significant debt reduction in October 2000 funded by our IPO.

     Net Income. Net income for the three months ended September 30, 2001 was $12.4 million, an improvement of $9.1 million, from the $3.3 million reported for the three months ended September 30, 2000.

  NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues. Revenues increased by $112.5 million, or approximately 70%, to $274.0 million for the nine months ended September 30, 2001 from $161.5 million for the nine months ended September 30, 2000. This increase is attributable to increased activity levels within the oil and natural gas industry, higher asset utilization, our international expansion effort, the benefit of additional equipment, as well as the effects from our acquisition of CTS on May 31, 2001.

     Revenues from our drilling related products and services increased by $83.5 million, or approximately 74%, to $196.0 million for the nine months ended September 30, 2001 from $112.5 million for the nine months ended September 30, 2000. This increase is primarily attributable to an increase in drilling activity, higher asset utilization rates, our international expansion effort and the benefit of additional equipment, which was added to our rental fleet in 2000 and the first half of 2001.

     Revenues from our completion and workover related products and services increased by $25.2 million, or approximately 80%, to $56.7 million for the nine months ended September 30, 2001 from $31.5 million for the nine months ended September 30, 2000. Revenue increased as a result of an increase in workover rig activity, the benefit of additional equipment, as well as the effects from our acquisition of CTS on May 31, 2001.

     Revenues from our maintenance and safety related products and services increased by $3.7 million, or approximately 21%, to $21.2 million for the nine months ended September 30, 2001 from $17.5 million for the nine months ended September 30, 2000. This increase was primarily the result of an increase in the number of plant overhauls and turnarounds and the benefit of additional equipment that was added in 2000 and the first half of 2001.

     Cost of Revenues. Cost of revenues increased by $54.2 million, or approximately 62%, to $142.3 million for the nine months ended September 30, 2001 from $88.1 million for the nine months ended September 30, 2000. As a percentage of revenues, cost of revenues decreased to 51.9% for the nine months ended September 30, 2001 from 54.6% for the nine months ended September 30, 2000, due to a significant portion of our costs being fixed.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $14.4 million, or approximately 46%, to $46.0 million for the nine months ended September 30, 2001 from $31.6 million for the nine months ended September 30, 2000. The increase was attributable to our expansion of sales, administration and marketing personnel in 2000 and 2001, as well as the effects from our acquisition of CTS. As a percentage of revenues, selling, general and administrative expenses decreased to 16.8% for the nine months ended September 30, 2001 from 19.6% for the nine months ended September 30, 2000, due to a significant portion of our costs being fixed.

     Research and Development Expenses. Research and development expenses increased by $1.2 million, or approximately 26%, to $5.8 million for the nine months ended September 30, 2001 from $4.6 million for the nine months ended September 30, 2000. This increase was the result of increased research and development spending on our MWD/LWD and related technologies.

     Depreciation and Amortization. Depreciation and amortization increased by $5.2 million, or approximately 37%, to $19.2 million for the nine months ended September 30, 2001 from $14.0 million for the nine months ended September 30, 2000. This increase was the result of depreciation associated with our increased capital expenditures, as well as the effects from our acquisition of CTS.

     Interest and Other Expense. Interest and other expense for the nine months ended September 30, 2001 was $6.2 million, a decrease of $14.6 million, or approximately 70%, from $20.8 million for the nine months ended September 30, 2000. The decrease was primarily due to our significant debt reduction in October 2000 funded by our IPO.

     Net Income. Net income for the nine months ended September 30, 2001 was $33.0 million, an improvement of $31.1 million, from the $1.9 million reported for the nine months ended September 30, 2000.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, W-H is required to adopt SFAS 142 effective January 1, 2002. As of September 30, 2001, the Company had goodwill, net of accumulated amortization, of $76.0 million. Management is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will have on its results of operations and financial condition. W-H recognized approximately $1.8 million and $1.3 million in goodwill amortization expense during the nine months ended September 30, 2001 and 2000, respectively.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and will be effective for the

Company's fiscal year beginning January 1, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements.

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

     Working capital was $94.0 million as of September 30, 2001 and $49.5 million as of December 31, 2000. Net cash provided by operating activities was $38.2 million for the nine months ended September 30, 2001 and $4.7 million for the nine months ended September 30, 2000. Increases in working capital and cash flow from operating activities are principally the result of increased levels of operating activity, as well as the proceeds received from our follow-on equity offering.

     Net cash used in investing activities was $74.1 million for the nine months ended September 30, 2001 and $16.6 million for the nine months ended September 30, 2000. Net cash used in investing activities was principally the result of our capital expenditures program and the acquisition of CTS in May 2001.

     Net cash provided by financing activities was $62.6 million for the nine months ended September 30, 2001 and $15.2 million for the nine months ended September 30, 2000. Net cash provided by financing activities was primarily due to debt issuances under our credit facilities used to fund capital expenditures, acquisitions and repay debt obligations and our follow-on equity offering in June 2001.

     On June 27, 2001, we closed on a follow-on equity offering comprised of 900,000 shares of common stock offered by us and 4,600,000 shares of common stock offered by selling shareholders at a price to the public of $24 per share. We received approximately $19.9 million from the sale of the 900,000 shares of common stock, after deducting underwriting fees and offering expenses; and approximately $4.0 million in respect of the aggregate exercise price of warrants that were sold by the selling shareholders to, and exercised by, the underwriters. The net proceeds of the offering have been invested in short-term, investment grade, interest-bearing securities.

     On May 31, 2001, in connection with our acquisition of CTS, we amended and restated our $115.0 million credit facility increasing borrowing availability to $165.0 million. Our amended and restated credit facility includes the following features:

     - a $40.0 million Term A loan facility that will amortize over five years, will mature on October 16, 2005 and will require that we make annual principal repayments ranging from 0% of the original loan amount in the first year of the credit facility to 35% of the original loan amount on October 16, 2005;

     - an $80.0 million Term B original loan facility that will amortize over six and one-half years, will mature on April 16, 2007 and will require that we make annual principal repayments of 1% of the original loan amount in each of the first six years of the credit facility with the outstanding balance due on April 16, 2007; and

     - a $45.0 million revolving credit facility that may be borrowed, prepaid and reborrowed from time to time and will mature on October 16, 2005.

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

     Our credit facility is secured by a lien on all of our property and assets, a pledge of all of the capital stock of our domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our foreign subsidiaries. In addition, our credit facility is guaranteed by all of our domestic subsidiaries. The credit facility requires, among other things, that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, our ability to pay dividends and future investments. As of September 30, 2001 and December 31, 2000, we had outstanding borrowings under our credit facility of $119.4 million and $81.9 million, respectively.

  CONVERTIBLE SUBORDINATED NOTES

     In connection with the CTS acquisition (see Note 3), W-H issued $4.5 million in convertible subordinated notes (the Notes) to eight individuals (the Sellers) as partial consideration for the acquisition. The Notes bear interest at 9% per annum, payment of which is due quarterly. The principal and accrued interest is due at the December 31, 2003 maturity date. The Sellers may convert the Notes into shares of common stock within 30 days of maturity at a rate of
0.0331 shares of common stock for each $1.00 of principal, subject to adjustment based upon various factors. W-H may redeem the Notes at its discretion at any time prior to maturity with no prepayment penalty. However, the Sellers would have the option to exercise the conversion feature prior to redemption by W-H. Management does not intend to exercise the redemption feature.

     We have made capital expenditures, primarily for additional rental tool inventory, additional LWD and MWD tools and wireline equipment, of $43.9 million, including expenditures for the replacement of equipment lost in hole, for the nine months ended September 30, 2001. In addition, we have incurred $5.8 million in research and development expenses for the nine months ended September 30, 2001. Management believes that cash generated from operations, cash on-hand and amounts available under our revolving line of credit will provide sufficient funds for our identified capital projects, debt service and working capital requirements. However, part of our strategy involves the acquisition of companies that have products and services complementary to our existing strategic base of operations. Depending on the size of any future acquisitions, we may require additional debt financing, possibly in excess of the limits of the credit facility, or additional equity financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would increase our as adjusted interest expense by approximately $929,000, for the nine months ended September 30, 2001.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 1.1       --  Underwriting Agreement dated June 22, 2001 among the
               Company, the Underwriters and the Selling Shareholders set
               forth therein
 3.1       --  Restated Articles of Incorporation of the Company
               (incorporated by reference to Exhibit 3.1 of the Company's
               Registration Statement No. 333-43411 on Form S-1)
 3.2       --  Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
               Statement No. 333-43411 on Form S-1)
 4.1       --  Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.
               333-43411 on Form S-1)
 9.1       --  Amended and Restated Stockholders Agreement, dated March 26,
               1999 (incorporated by reference to Exhibit 9.1 of the
               Company's Registration Statement No. 333-43411 on Form S-1)
10.1(a)    --  Amendment No. 1 to Amended and Restated Employment Agreement
               of Kenneth T. White, Jr., dated January 24, 2001
               (incorporated by reference to Exhibit 10.1(a) of the
               Company's Annual Report on Form 10-K for the Year Ended
               December 31, 2000)**
10.1(b)    --  Amended and Restated Employment Agreement of Kenneth T.
               White, Jr., dated March 27, 1999 (incorporated by reference
               To Exhibit 10.1 of the Company's Registration Statement No.
               333-43411 on Form S-1)**
10.2       --  Employment Agreement of Jeffery L. Tepera, dated May 1,
               2000, as amended (incorporated by reference to Exhibit 10.2
               Of the Company's Registration Statement No. 333-43411 on
               Form S-1)**
10.3       --  Employment Agreement of William J. Thomas III, dated May 1,
               2000 (incorporated by reference to Exhibit 10.3 of the
               Company's Registration Statement No. 333-43411 on Form
               S-1)**
10.4       --  W-H Energy Services, Inc. 1997 Stock Option Plan
               (incorporated by reference to Exhibit 10.4 of the Company's
               Registration Statement No. 333-43411 on Form S-1)**
10.5       --  Warrant Agreement for Kenneth T. White, Jr. (incorporated by reference to Exhibit 10.6 of the Company's Registration
               Statement No. 333-43411 on Form S-1)
10.6       --  Non-Statutory Stock Option Agreement, dated March 29, 1999
               (incorporated by reference to Exhibit 10.5 of the Company's
               Registration Statement No. 333-43411 on Form S-1.)**
10.7       --  Warrant Agreement of William J. Thomas III (incorporated by reference to Exhibit 10.7 of the Company's Registration
               Statement No. 333-43411 on Form S-1)
10.8       --  Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement No.
               333-43411 on Form S-1)**
10.9       --  Agreement and Plan of Recapitalization among W-H Investment,
               L.P. and W-H Holdings, Inc. and the stockholders identified therein, dated August 11, 1997 (incorporated by reference to
               Exhibit 10.9 of the Company's Registration Statement No.
               333-43411 on Form S-1)
10.10      --  Amended and Restated TJC Transaction Advisory Agreement With
               TJC Management Corp., dated March 26, 1999 (incorporated by reference to Exhibit 10.11 of the Company's Registration
               Statement No. 333-43411 on Form S-1)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.11      --  Purchase and Sale Agreement by and between W-H Energy
               Services, Inc. and Halliburton Energy Services, Inc., a
               Halliburton Company, dated January 22, 1999, as amended
               (incorporated by reference to Exhibit 10.12 of the Company's
               Registration Statement No. 333-43411 on Form S-1)
10.12      --  Agri-Empresa Stock Purchase Agreement, dated July 27, 1998
               (incorporated by reference to Exhibit 10.13 of the Company's
               Registration Statement No. 333-43411 on Form S-1)
10.14      --  Amended and Restated Credit Agreement dated as of May 31,
               2001 among W-H Energy Services, Inc., the Financial
               Institutions named, therein as lenders, Credit Suisse First
               Boston, as Syndication Agent, and Wells Fargo Bank Texas,
               N.A., as Administrative Agent (incorporated by reference to
               Exhibit 10.12 of the Company's Registration Statement No.
               333-62140 on Form S-1)
10.15      --  Employment Agreement of Ernesto Bautista, III, dated June 1,
               2000 (incorporated by reference to Exhibit 10.15 of The
               Company's Annual Report on Form 10-K for the Year Ended
               December 31, 2000)**
11.1       --  Computation of Per Share Earnings*
21.1       --  List of Subsidiaries of the Company (incorporated by
               reference to Exhibit 21.1 of the Company's Annual Report on
               Form 10-K for the Year Ended December 31, 2000)

---------------

 * Filed herewith

** Management contracts or compensatory plans or arrangements

b. Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                W-H ENERGY SERVICES, INC.

Date: November 14, 2001
                                          By:     /s/ JEFFREY L. TEPERA
                                            ------------------------------------
                                                     Jeffrey L. Tepera
                                               Vice President, Secretary and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: November 14, 2001
                                          BY:   /s/ ERNESTO BAUTISTA, III
                                            ------------------------------------
                                                   ERNESTO BAUTISTA, III
                                                     Vice President and
                                                    Corporate Controller
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 1.1       --  Underwriting Agreement dated June 22, 2001 among the
               Company, the Underwriters and the Selling Shareholders set
               forth therein
 3.1       --  Restated Articles of Incorporation of the Company
               (incorporated by reference to Exhibit 3.1 of the Company's
               Registration Statement No. 333-43411 on Form S-1)
 3.2       --  Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
               Statement No. 333-43411 on Form S-1)
 4.1       --  Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.
               333-43411 on Form S-1)
 9.1       --  Amended and Restated Stockholders Agreement, dated March 26,
               1999 (incorporated by reference to Exhibit 9.1 of the
               Company's Registration Statement No. 333-43411 on Form S-1)
10.1(a)    --  Amendment No. 1 to Amended and Restated Employment Agreement
               of Kenneth T. White, Jr., dated January 24, 2001
               (incorporated by reference to Exhibit 10.1(a) of the
               Company's Annual Report on Form 10-K for the Year Ended
               December 31, 2000)**
10.1(b)    --  Amended and Restated Employment Agreement of Kenneth T.
               White, Jr., dated March 27, 1999 (incorporated by reference
               To Exhibit 10.1 of the Company's Registration Statement No.
               333-43411 on Form S-1)**
10.2       --  Employment Agreement of Jeffery L. Tepera, dated May 1,
               2000, as amended (incorporated by reference to Exhibit 10.2
               Of the Company's Registration Statement No. 333-43411 on
               Form S-1)**
10.3       --  Employment Agreement of William J. Thomas III, dated May 1,
               2000 (incorporated by reference to Exhibit 10.3 of the
               Company's Registration Statement No. 333-43411 on Form
               S-1)**
10.4       --  W-H Energy Services, Inc. 1997 Stock Option Plan
               (incorporated by reference to Exhibit 10.4 of the Company's
               Registration Statement No. 333-43411 on Form S-1)**
10.5       --  Warrant Agreement for Kenneth T. White, Jr. (incorporated by reference to Exhibit 10.6 of the Company's Registration
               Statement No. 333-43411 on Form S-1)
10.6       --  Non-Statutory Stock Option Agreement, dated March 29, 1999
               (incorporated by reference to Exhibit 10.5 of the Company's
               Registration Statement No. 333-43411 on Form S-1.)**
10.7       --  Warrant Agreement of William J. Thomas III (incorporated by reference to Exhibit 10.7 of the Company's Registration
               Statement No. 333-43411 on Form S-1)
10.8       --  Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement No.
               333-43411 on Form S-1)**
10.9       --  Agreement and Plan of Recapitalization among W-H Investment,
               L.P. and W-H Holdings, Inc. and the stockholders identified therein, dated August 11, 1997 (incorporated by reference to
               Exhibit 10.9 of the Company's Registration Statement No.
               333-43411 on Form S-1)
10.10      --  Amended and Restated TJC Transaction Advisory Agreement With
               TJC Management Corp., dated March 26, 1999 (incorporated by reference to Exhibit 10.11 of the Company's Registration
               Statement No. 333-43411 on Form S-1)
10.11      --  Purchase and Sale Agreement by and between W-H Energy
               Services, Inc. and Halliburton Energy Services, Inc., a
               Halliburton Company, dated January 22, 1999, as amended
               (incorporated by reference to Exhibit 10.12 of the Company's
               Registration Statement No. 333-43411 on Form S-1)
10.12      --  Agri-Empresa Stock Purchase Agreement, dated July 27, 1998
               (incorporated by reference to Exhibit 10.13 of the Company's
               Registration Statement No. 333-43411 on Form S-1)
10.14      --  Amended and Restated Credit Agreement dated as of May 31,
               2001 among W-H Energy Services, Inc., the Financial
               Institutions named, therein as lenders, Credit Suisse First
               Boston, as Syndication Agent, and Wells Fargo Bank Texas,
               N.A., as Administrative Agent (incorporated by reference to
               Exhibit 10.12 of the Company's Registration Statement No.
               333-62140 on Form S-1)
10.15      --  Employment Agreement of Ernesto Bautista, III, dated June 1,
               2000 (incorporated by reference to Exhibit 10.15 of The
               Company's Annual Report on Form 10-K for the Year Ended
               December 31, 2000)**

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
11.1       --  Computation of Per Share Earnings*
21.1       --  List of Subsidiaries of the Company (incorporated by
               reference to Exhibit 21.1 of the Company's Annual Report on
               Form 10-K for the Year Ended December 31, 2000)

---------------

 * Filed herewith

** Management contracts or compensatory plans or arrangements