Form 10-K405/A
period 2001-12-31
W-H ENERGY SERVICES INC
filed 2002-03-25
CIK 1051034

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                             ---------------------
                       COMMISSION FILE NUMBER: 000-31721

                           W-H ENERGY SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

                    TEXAS                                        76-0281502
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                        10370 RICHMOND AVENUE, SUITE 990
                              HOUSTON, TEXAS 77042
                                 (713) 974-9071
              (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
  Common Stock, $0.0001 par value per share                NASDAQ National Market

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of common stock, par value $0.0001 per share, outstanding as of February 22, 2002 was 25,814,536. The aggregate market value of such common stock held by non-affiliates of the Registrant as of February 22, 2002, based on the closing price on the NASDAQ National Market on that date was $461,808,923. For purposes of the determination of the above amount only, all directors and executive officers of the Registrant are presumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders, which the Registrant intends to file within 120 days of December 31, 2001, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           W-H ENERGY SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   21
Item 3.   Legal Proceedings...........................................   21
Item 4.   Submission of Matters to a Vote of Security Holders.........   22
Item 4A.  Executive Officers of the Company...........................   22

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   23
Item 6.   Selected Consolidated Financial Data........................   24
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   25
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   30
Item 8.   Consolidated Financial Statements and Supplementary Data....   32
Item 9.   Changes in and disagreements with Accountants on Accounting
          and Financial Disclosure....................................   57

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   57
Item 11.  Executive Compensation......................................   57
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   57
Item 13.  Certain Relationships and Related Transactions..............   57

                                  PART IV
Item 14.  Exhibits, Financial Statements Schedules, and Reports on
          Form 8-K....................................................   57
Signatures............................................................   59
Index of Exhibits

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     W-H Energy Services, Inc. and its subsidiaries (collectively, W-H) is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. Our operations currently are focused in the offshore areas of the Gulf of Mexico, the North Sea, the Mediterranean Sea, the Persian Gulf and Brazil and onshore in the United States, Canada, Brazil and Europe. Since our formation in 1989, we have entered the following three primary lines of business through acquisitions and have expanded our product and service offerings through a combination of acquisitions, internal growth and research and development:

     - drilling related products and services, which include logging-while-drilling (LWD), measurement-while-drilling (MWD), rental tools (including drill pipe), downhole drilling motors and drilling fluids;

     - completion and workover related products and services, which include cased-hole wireline logging and perforating, polymers and specialty chemicals, tubing and coiled tubing; and

     - maintenance and safety related products and services, which include waste management and safety equipment.

     We focus on discrete products and services that provide our customers with alternatives to the integrated services typically marketed by the major integrated oilfield service companies. We believe our business approach enables us to compete successfully against these larger oilfield service companies by:

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

     Provide Leading Technology Solutions for Our Customers. In March 1999, we acquired the LWD and the related MWD business of Halliburton Company located in the United States and the North Sea, which it marketed under the PathFinder name, as well as Halliburton's remaining LWD and related MWD assets worldwide. In this acquisition, we also acquired a significant inventory of additional MWD tools and the Dyna Drill line of downhole drilling motors and manufacturing equipment. We refer to the assets we acquired from Halliburton as the PathFinder assets, and we refer to this acquisition transaction as the PathFinder acquisition. The PathFinder acquisition significantly increased our technological base by providing us with LWD capabilities. We are one of four companies worldwide that currently have the technological capability to offer a full complement of LWD products and services. In addition, we have enhanced our technology through our internal research and development efforts. Prior to the PathFinder acquisition, we developed and commercialized a patented retrievable MWD system that has gained market acceptance, and we have introduced several innovative drilling fluid products to the market. We plan to use research and development expenditures to continue developing the technologies acquired in the PathFinder acquisition and to develop new technology-based products in our other segments.

     Capitalize on the Growth of Offshore and Directional Drilling. A substantial portion of our drilling related products and services are designed for use in directional drilling onshore and directional and vertical drilling offshore. While the overall level of drilling activity fluctuates based on the industry environment, we believe the trends in both directional drilling and offshore drilling are positive. According to statistics published by Baker Hughes regarding the North American market, rigs drilling directionally as a percentage of total rigs drilling increased from 13% in 1991 to 24% in 2001. Likewise, in the North American market, the number of rigs drilling offshore as a percentage of total rigs drilling increased from 9% in 1991 to 13% in 2001 according to statistics published by Baker Hughes. We intend to capitalize on these trends by aggressively marketing the following products and services:

        - LWD products, which are economically attractive in many offshore wells, whether directional or vertical;

        - MWD products, which are necessary when LWD products are used and when drilling directionally, whether onshore or offshore;

        - high torque drill pipe, which is utilized in wells drilled directionally;

        - downhole drilling motors, which are required for most wells drilled directionally; and

        - specialized drilling fluids, which improve drilling performance while meeting the rigid environmental standards required in offshore drilling.

     Expand the Breadth and Scope of Our International Operations. We offer LWD and MWD products and services, downhole drilling motors and directional drilling services internationally in the North Sea, the Mediterranean Sea and the Persian Gulf. In addition, we provide LWD and MWD products and services in Brazil.

     Selectively Acquire Complementary Businesses and Technologies. We will continue to pursue acquisitions of complementary businesses which increase the technological base and expand the market reach of our product and service offerings. We intend to focus on acquisitions that expand our operations with new products and services, broaden our geographic scope, increase our market share and improve our ability to compete with the major integrated oilfield service companies. We also intend to provide management and key personnel of acquired businesses with stock-based incentives in our company and will continue to market these companies and technologies under their established names.

HISTORY

     The following table lists the operating subsidiaries that we have formed or acquired, either through stock or asset acquisitions, since 1989 and the business segments in which each of these subsidiaries operates. Two of these subsidiaries, Integrity Industries, Inc. and Agri-Empresa, Inc., operate in more than one segment.

                                                                           DATE
SEGMENT                                  OPERATING SUBSIDIARY         ACQUIRED/FORMED
-------                                  --------------------         ---------------
Drilling related products and
  services.......................  Thomas Tools, a division of        June 1994
                                   Thomas Energy Services, Inc.
                                   Drill Motor Services, Inc.         December 1995
                                   Integrity Industries, Inc.         September 1997
                                   Grinding and Sizing Company, Inc.  April 1998
                                   Agri-Empresa, Inc.                 July 1998
                                   PathFinder Energy Services, Inc.   March 1999
                                   Dyna Drill Technologies, Inc.      March 1999
Completion and workover related
  products and services..........  Perf-O-Log, Inc.                   December 1990
                                   Integrity Industries, Inc.         September 1997
                                   Diamond Wireline Services, Inc.    October 1997
                                   Agri-Empresa, Inc.                 July 1998
                                   Thomas Tubing Specialists, a       July 1998
                                     division of Thomas Energy
                                     Services, Inc.
                                   Coil Tubing Services               May 2001
Maintenance and safety related
  products and services..........  Charles Holston, Inc.              April 1989
                                   Well Safe, Inc.                    May 1990

Most of these companies continue to be operated by their former owners and key managers.

BUSINESSES

  DRILLING RELATED PRODUCTS AND SERVICES

     Our drilling related products and services segment provides a broad range of products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. Currently, our drilling related products and services are used primarily in the offshore areas of the Gulf of Mexico, the North Sea, the Mediterranean Sea, the Persian Gulf and Brazil and onshore in the United States, Canada, Brazil and Europe. Our drilling related products and services consist of five primary business lines:

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

     Before the introduction of LWD technology, well formation data was traditionally obtained by lowering evaluation tools into the well with electro-mechanical cable, or wireline, from a truck on land or a skid unit offshore. Traditional wireline information can only be obtained after the well has been drilled or during the drilling process if drilling is halted and the drill string is removed from the well. An advantage that LWD has over traditional wireline logging is that costs are reduced as drilling rig downtime is minimized -- these savings can be substantial for offshore jobs where day rates for drilling ranged from $17,000 per day in shallow waters to $210,000 per day in deep waters. In addition, the real-time information transmitted during the drilling process can assist in making drilling decisions such as altering the path of the drill string to a point in the formation which provides for enhanced recovery of oil and natural gas.

     Our LWD business was acquired from Halliburton as part of the PathFinder acquisition in March 1999, after the Department of Justice required Halliburton to divest its PathFinder assets. Halliburton entered the LWD market in 1992. Our LWD business is operated by our wholly-owned subsidiary PathFinder Energy Services and marketed under the PathFinder brand name, established by Halliburton. A typical LWD job involves deployment of LWD tools and one to three skilled LWD field engineers to a customer's drill site. A typical LWD job lasts five days for onshore jobs and 20 days for offshore jobs. Since acquiring the PathFinder assets, we have provided LWD products and services in the United States and the North Sea. Since 2000, we have entered into contracts and have begun providing LWD products and services in Brazil, the Persian Gulf and the Mediterranean Sea. In the North Sea, the Persian Gulf and the Mediterranean Sea, we have also provided directional drilling services in conjunction with our LWD services.

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

     We introduced The Tracker to the market in 1998 following approximately three years of internal research and development. The Tracker is an MWD system designed for work in slim hole (down to a 3 1/2 inch diameter drilling assembly), high temperature and high pressure drilling conditions. Additionally, The Tracker MWD system is fully retrievable. This means that the system can be wireline retrieved, or extracted from the hole through the drill pipe, if the well bore conditions become extremely adverse or if the drill string becomes stuck. As well bore conditions improve, The Tracker can be re-inserted. This ability to retrieve and re-insert The Tracker MWD system avoids costs associated with equipment being lost in the well and creates a significant savings to the operator in both time and money.

     We acquired our PathFinder MWD kits from Halliburton in connection with the PathFinder acquisition in March 1999. Halliburton entered the MWD market in 1988. The PathFinder MWD kits are now available in retrievable and non-retrievable designs. The PathFinder MWD kits are used in conjunction with the PathFinder LWD tools.

     We market and sell our MWD services through an internal sales force, and our customers typically utilize these services on a per well basis. We charge our customers on a per day rental basis. Our MWD business is currently operated from service facilities in Lafayette, Louisiana; Victoria, Texas; Casper, Wyoming; Edmonton, Canada; Macae, Brazil; Cairo, Egypt; Dubai, United Arab Emirates; Aberdeen, Scotland and Stavanger, Norway.

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

     We have an extensive inventory of various sizes of drill pipe and related handling tools, providing our customers with a full range of drill pipe for drilling at a variety of well depths and conditions. In response to the growth in directional drilling, we have expanded our inventory of premium, high torque drill pipe, which provides operators with the technical characteristics demanded by deeper wells and wells expected to encounter adverse conditions, including deviated well bores. We also offer all complementary handling and sub-surface tools and pressure control equipment that support high torque drill pipe.

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

     Our Drill Motor Services subsidiary began providing downhole drilling motors in 1991 to capitalize on the growth of directional drilling. Its rental product line consists of a wide range of sizes of downhole drilling motors ranging from 1 11/16 inches to 11 1/2 inches in outside diameter for use at various drilling depths. The components of the drill motor are designed to operate at various speeds and torque levels and to withstand severe environmental conditions such as high temperatures, hard rock and abrasive muds.

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

     Drilling Fluids. We manufacture, package, transport, warehouse and wholesale drilling fluids and drilling fluid chemicals and additives. We also provide size reduction services of environmentally approved solids used in loss circulation and seepage control, both of which are problems regularly encountered in drilling oil and natural gas wells. Drilling fluid products are used to cool and lubricate the drill bit during drilling operations, to contain formation pressures, to suspend and remove rock cuttings from the hole and to maintain the stability of the well bore. Our customers, which include retail drilling fluid companies, specialty fluid companies and other oilfield service companies, use our drilling fluid products throughout the world.

     Our drilling fluid chemicals and additives are used in the production and maintenance of:

     - water-based drilling fluids;

     - oil-based drilling fluids; and

     - synthetic-based drilling fluids.

     Water-based drilling fluids are the most widely used drilling fluids, having application in both land and offshore environments. Water-based drilling fluids typically contain an engineered blend of weighting materials used to contain formation pressures and a broad range of chemical additives specially designed to yield the specific drilling performance characteristics required for a given drilling project. Oil-based drilling fluids, which primarily are used to drill water-sensitive shale, reduce torque and drag and are widely used in drilling conditions where stuck pipe is likely to occur. In certain drilling areas, oil-based systems exhibit higher penetration rates than water-based systems. These higher penetration rates significantly reduce the time required to drill a well and overall drilling costs. Synthetic-based drilling fluids are used where oil-based fluids are prohibited for environmental reasons and are particularly advantageous in the deepwater environment, because of their high performance and safety.

     We manufacture a large portion of the drilling fluid products we wholesale, which enables us to manage the cost and maintain the proprietary nature of these products. Our research and development initiatives are designed to develop new products specifically for our customer base. One of our recent product innovations is a high performance lubricant that allows the use of environmentally friendly water-based drilling fluids in the deep, severe drilling environments of the North Sea.

     We established our drilling fluids and drilling fluid chemicals and additives business through the acquisitions of Integrity Industries, Inc. in September 1997, Grinding and Sizing Company, Inc. in April 1998 and Agri-Empresa, Inc. in July 1998. We market and sell these products through an internal sales force. Our drilling fluids business provides and sells products and services throughout Texas, Louisiana and eastern New Mexico.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     Our completion and workover related products and services segment provides a broad range of products and services primarily to customers onshore in the Gulf Coast region and offshore in the Gulf of Mexico. These products and services include:

     - wireline logging and perforating;

     - polymers and specialty chemicals;

     - tubing; and

     - coiled tubing.

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

     We established our wireline logging and perforating business through the acquisitions of Perf-O-Log, Inc. in December 1990 and Diamond Wireline Services, Inc. in October 1997. A wireline job typically involves the use of both a logging unit and a perforating unit at a customer's well site. These services require skilled operators and typically last several days for onshore jobs and a week or more for offshore jobs. We market and sell these services through an internal sales force, and our customers typically utilize these services on a per well basis. We charge our customers on a per day basis. Our wireline logging and perforating business is currently operated out of facilities located in Lafayette and Houma, Louisiana; Laurel, Mississippi; and Corpus Christi, Pearland and Tyler, Texas.

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

     Our three classes of completion and workover related polymer and specialty chemical products are:

     - oilfield products, which include:

      - enhanced recovery chemicals;

      - spotting fluids;

      - well treating chemicals; and

      - liquefied polymers;

     - industrial products, which include:

      - cleaners;

      - lubricants; and

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

     Thomas Tubing has benefited from the lack of specific focus by our competitors on the tubing and snubbing market. We market and sell our equipment through an internal sales force. Our customers typically utilize equipment on a per well basis, and we charge our customers for equipment primarily on a day rental basis. Our tubing business is currently operated out of facilities located in New Iberia, Louisiana.

     Coiled Tubing. CTS, founded in November 1997, provide coiled tubing and related services to the oil and natural gas industry, primarily in the southeastern United States and the Gulf of Mexico from its facility in Broussard, Louisiana. CTS owns a fleet of coiled tubing units that are used in a variety of well bore applications including foam washing, acidizing, displacing, cementing, gravel packing and jetting. In addition to these services, CTS uses modeling software for coiled tubing applications to provide optimal job design and cost saving solutions.

     CTS provide services for oil and natural gas wells located on land, in the inland waterways and offshore. While each assignment is different, a typical job for CTS involves the use of a coiled tubing unit at a customer well site to perform any of the services described above. These services require a skilled CTS operator(s) and typically last several days on land and up to several weeks or more offshore.

     Coiled tubing is one of the fastest growing segments of the well service industry today. In the Gulf of Mexico offshore environment, where a large percentage of domestic natural gas reserves are located, the economics of coiled tubing operations are often far superior to the use of conventional workover rigs. The growth in horizontal drilling has also increased the market for coiled tubing. Routine logging and downhole tool manipulation previously performed with wireline can now be accomplished utilizing coiled tubing services. Our coil tubing business is currently operated out of facilities located in Broussard, Louisiana and Alice, Texas.

  MAINTENANCE AND SAFETY RELATED PRODUCTS AND SERVICES

     We provide maintenance and safety related products and services primarily for refinery and petrochemical plant applications and for major and independent oil and natural gas companies. The primary two business lines of this segment are:

     - waste management; and
     - safety equipment.

     Waste Management. This segment provides waste management, waste transportation, wastewater services, container cleaning and repair, emergency spill response services and other general plant support services. We provide these services primarily to major and independent oil and natural gas well operators and to various refining and petrochemical companies through our fleet of high velocity vacuum trucks, storage tanks and boxes and a broad selection of specialty equipment.

     We established a waste management business through our acquisition of Charles Holston, Inc. in April 1989. We market these services directly through an internal sales force and operating managers at locations in Jennings and Eunice, Louisiana.

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

     We acquired our safety equipment business through the acquisition of Well Safe, Inc. in May 1990. Originally established to service the oil and natural gas exploration and production market, we expanded our business in 1993 to include refining and petrochemical companies. This has enabled us to capitalize on the stringent safety requirements of this market. We market and sell our safety services and products directly through an internal sales force and operating managers at locations in Mobile, Alabama; Gonzales, Lafayette and Sulphur, Louisiana; and Corpus Christi, Beaumont and Houston, Texas.

     For a summary of our reportable segments and operations by geographical region as of and for the years ended December 31, 2001, December 31, 2000 and December 31, 1999, see Note 11 to Consolidated Financial Statements.

POTENTIAL LIABILITIES AND INSURANCE

     Our operations involve a high degree of operational risk, particularly personal injuries and equipment damage that are typical of companies operating in our industry. Failure of our equipment could result in property damages, personal injury, environmental pollution and damage for which we could be liable. Litigation arising from a catastrophic occurrence at a location where our equipment or services are used may result in our being named as a defendant in lawsuits asserting potentially large claims. We maintain insurance against risks that are consistent with industry standards and required by our customers. Although we believe that we maintain insurance coverage that is adequate in amount and type for the risks associated with our businesses, there is always a risk that our insurance may not be sufficient to cover any particular loss. In addition, our insurance does not provide coverage for all liabilities, including liability for some events involving pollution. Our insurance coverage may not otherwise be adequate to cover claims that may arise, and we may not be able to maintain adequate insurance at rates we consider commercially reasonable.

LICENSES, PATENTS AND TRADEMARKS

     We possess or have licenses to use various patents covering a variety of technologies that form components of our products. Although in the aggregate these patents are of importance to us, we do not consider any single patent to be of a critical or essential nature. We also enjoy product name brand recognition, principally through The Tracker(R), Dyna Drill(R) and other trademarks that we own or possess the right to use, and consider such trademarks to be important to our business.

     Our LWD business is substantially dependent upon technologies that we acquired in the PathFinder acquisition. Through non-exclusive, worldwide, royalty free licenses granted to us by Halliburton, Honeywell, and other third-party licensors, and a royalty bearing non-exclusive, worldwide license granted to us by Schlumberger, we possess the right to use, but do not own and may not sublicense, these technologies. These licenses have termination dates, subject to renewal in some cases, ranging from March 31, 2004 through November 6, 2007. Some of the licenses have perpetual terms.

     In connection with the PathFinder acquisition, Halliburton agreed to defend and indemnify PathFinder with respect to claims of infringement or misappropriation by third parties with regard to the intellectual property (such as patents, copyrights, trade secrets and trademarks) whose use was acquired in the PathFinder acquisition. The indemnity applies to claims made on or before March 29, 2001.

     Prior to March 29, 2001, we became aware of and reported to Halliburton potential third-party infringement claims. Even if these third-party claims turn out not to be indemnified by Halliburton, we believe that any liability incurred due to these claims would not be likely to have a material adverse effect on our business or operations.

     We have employment or product revenue sharing agreements with certain of our employees who have been involved in the development of technologies that are important to our business. In general, these agreements provide that we must make payments to these employees based upon the amount of revenues generated by the technologies of products to which these employees contributed. In some cases, these agreements provide for acceleration of these payments upon the occurrence of specified events, such as a change in control of W-H.

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

     We depend on the demand for our products and services from oil and natural gas companies, oilfield service companies and refining and petrochemical companies. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and natural gas industry and the refining and petrochemical industry, generally. The adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas in our areas of operation for economic, environmental or other policy reasons could also adversely affect our operations by limiting demand for our products and services. In addition, our maintenance and safety related services are substantially dependent on the cleaning and maintenance operations of our customers. Numerous local, state and federal laws and regulations affect the necessity, timing and frequency of the cleaning and maintenance operations of refining and petrochemical companies and, consequently affect the demand for our products and services. We cannot determine the extent to which our future operations and earnings may be affected by new laws or legislation, new regulations or changes in existing laws, regulations or enforcement.

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

     Our operations are subject to numerous foreign, federal, state and local laws and regulations governing the manufacture, management and/or disposal of materials and wastes in the environment and otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws which are often difficult and costly to comply with, and the violation of which may result in the revocation of permits, issuance of corrective action orders, and assessment of administrative, civil and even criminal penalties. For example, state and federal agencies have issued regulations implementing environmental laws that regulate environmental and safety matters, such as restrictions on the types, quantities, and concentration of various substances that can be released into the environment in connection with specialty chemical manufacturing and tank vacuum or other field service operations, remedial measures to prevent pollution arising from current and former operations, and requirements for worker safety training and equipment usage. Our management believes that we are in compliance in all material respects with applicable environmental laws and regulations and, further, does not anticipate that compliance with existing laws and regulations will have a material effect on us.

     We generate wastes, including hazardous wastes that are subject to the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The U.S. Environmental Protection Agency (EPA) and state agencies have limited the approved methods of disposal for some types of hazardous and nonhazardous wastes. Furthermore, it is possible that certain wastes handled by us in connection with our tank vacuum or other field service activities that currently are exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly operating and disposal requirements.

     The federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), also known as the "Superfund" law, and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We currently lease a number of properties upon which activities involving the handling of hazardous substances or wastes may have been conducted by third parties not under our control. These properties may be subject to CERCLA, RCRA and analogous state laws in the future. Under these laws and implementing regulations, we could be required to remove or remediate previously discarded hazardous substances and wastes or property contamination that was caused by these third parties. These laws and regulations may also expose us to liability for our acts that were in compliance with applicable laws at the time the acts were performed.

     Our operations may result in discharges of pollutants into waters. The Federal Water Pollution Control Act (FWPCA) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants is prohibited unless permitted by the EPA or applicable state agencies. In addition, the Oil Pollution Act of 1990 (OPA) as amended by the Coast Guard Authorization Act of 1996, imposes a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in waters of the United States. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The FWPCA and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with OPA, impose rigorous requirements for spill prevention and response planning as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges. While our management believes that we are in substantial compliance with applicable permitting, planning, and discharge requirements under the FWPCA and OPA, we nevertheless have been notified by the City of Houston of an investigation of alleged unpermitted discharges from our facility in Houston, Texas, that may have entered into a storm water drain. We do not yet have sufficient information to determine the outcome of this matter or whether any enforcement will be pursued. However, we do not anticipate that possible actions resulting from this investigation will have a material adverse effect on our business or operations.

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

     As part of the oilfield products and services provided by our Charles Holston company in Louisiana, we have in the past been involved in treating, removing, and disposing of naturally occurring radioactive material (NORM) which is generated in connection with oil and gas exploration and production activities. The Atomic Energy Act does not regulate NORM; rather, NORM is regulated by the states. Under authority granted by Louisiana law, the Louisiana Department of Environmental Quality has adopted regulations establishing radiation, health, and safety requirements for the possession, use, transfer, treatment, storage, and disposal of NORM, and the recycling of NORM-contaminated equipment. These regulations authorize the issuance of "specific licenses" to qualified companies to remove and dispose of regulated NORM that has contaminated oilfield equipment such as tanks and pipes as well as surficial soils, including soils comprising oilfield pits. We have in the past held, and currently hold, a specific license for treating, removing, and disposing of NORM in Louisiana. We believe that our past NORM activities under our previous specific license were performed in compliance with applicable Louisiana Department of Environmental Quality NORM requirements, and expect our future handling of regulated NORM to be in accordance with applicable state NORM requirements.

CUSTOMERS

     Our customers include major and independent oil and natural gas companies and independent directional drillers operating onshore in the United States, Canada and Europe and offshore in the Gulf of Mexico, the North Sea, the Mediterranean Sea, the Persian Gulf and Brazil. Our customers also include refinery and petrochemical companies located on the Gulf Coast. Additionally, we provide drilling fluids to other oilfield services companies on a wholesale basis. We provide services and equipment to a broad range of customers and, therefore, we believe that we are not dependent on any single customer or group of customers. For the year ended December 31, 2001, no single customer or group of affiliated customers accounted for 10% or more of our revenues. We generally enter into informal, nonbinding commitments with our customers, which are customary within our business lines.

SUPPLIERS

     We obtain our rental tools, certain parts and components of our drilling motors and LWD and MWD tools and certain chemicals and additives used in producing our drilling fluids from various third-party suppliers. We do not believe that any one supplier of these products is material to us. We have not experienced and do not foresee experiencing a shortage of any of these products.

COMPETITION

     We operate in highly competitive areas of the oilfield services industry. The depressed oil and natural gas prices and the resulting decline in the oil and natural gas industry in the 1980s, 1998, early 1999 and late 2001 has led to a consolidation of the number of companies providing services similar to those we provide. Many of our competitors are larger and have greater marketing, distribution, financial and other resources than we do.

     Drilling Related Products and Services. We experience significant competition in our drilling related products and services segment. In this segment, we principally compete on the basis of reputation, technology, quality, price and availability. Competitors in our LWD and MWD businesses include divisions of Baker Hughes, Halliburton and Schlumberger. Small and large independent oilfield service companies also compete with us in our MWD business. In our rental tool business, our competitors range from small, independent oilfield service companies to much larger oilfield service companies such as Weatherford International. In addition, many of our customers own and operate large inventories of equipment they might otherwise rent and have the ability to purchase additional equipment, as opposed to renting. Competitors in our downhole drilling motors business and our drilling fluids and specialty chemicals business include both small and large independent oilfield service companies.

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

EMPLOYEES

     As of December 31, 2001, we had 1,386 employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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

     The markets for oil and natural gas historically have been volatile and are likely to continue to be so in the future. A prolonged downturn in oil and natural gas prices could have a material adverse effect on our results of operations and financial condition, particularly with respect to our drilling related products and services. Demand for our drilling related products and services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the level of exploration, development and production activity. Lower levels of activity result in a corresponding decline in the demand for our drilling related products and services which could have a material adverse effect on our revenues and profitability.

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

  Because many of our products and services are used in potentially hazardous applications and operations, our business is subject to risks associated with the occurrence of personal injuries, loss of life, damage or destruction of property, equipment or the environment and suspension of operations. The occurrence of any of these events could adversely affect our financial condition or results of operations.

     Many of our products and services are used in potentially hazardous drilling, completion and production applications, as well as cleaning, maintenance and safety operations. These activities can cause:

     - personal injury;

     - loss of life;

     - damage or destruction of property, equipment and the environment; and

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

     We may not be able to find enough skilled workers to meet our needs, which could limit our growth. Business activity in the oil and natural gas industry historically decreases or increases with the price of oil and natural gas. In late 1997, the price of oil and natural gas began to decline and continued this trend until the first quarter of 1999. In turn, industry-wide downsizing caused oilfield workers to look for and secure work in other industries and locations. Even though the prices of oil and natural gas generally have recovered over the past two years, the oil and natural gas industry has not fully recovered from the earlier employment migration away from the oil and natural gas industry. As a result, we may have problems finding enough skilled workers in the future.

     In addition, we require skilled workers who can perform physically demanding work. As a result of the volatility of the oil and natural gas industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable and stable work environment at wage rates that are competitive with ours.

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

     We depend to a large extent on the services of some of our executive officers and directors. The loss of services of any of Kenneth T. White, Jr., Jeffrey L. Tepera or William J. Thomas III could disrupt our operations. We have employment agreements with Messrs. White, Tepera and Thomas that contain non-compete provisions. Despite these agreements, we may not be able to retain these officers and may not be able to enforce the non-compete provisions in their employment agreements.

  We have a history of net losses, and this trend may continue.

     We suffered net losses in prior years, largely because of the decline in activity by oil and natural gas drilling and producing companies caused in response to lower oil and natural gas prices from late 1997 through the first quarter of 1999, interest and amortization expenses associated with our 1997 recapitalization and acquisition activities, as well as the extraordinary loss recognized in 2000 as a result of the write-off of deferred financing costs and unamortized discount associated with the debt that was repaid with the net proceeds from our initial public offering and borrowings under our credit facility. The volatility underlying the oil and natural gas industry prevents us from accurately predicting future operating conditions and results, and the extent of our future profitability.

  Intense competition in our industry could adversely affect our results of operations.

     We operate in highly competitive areas of the oilfield products and services markets. The depressed oil and natural gas prices and the consequent decline in the oil and natural gas industry in the 1980s, 1998, early 1999 and late 2001 has led to a consolidation of the number of companies providing products and services similar to those we provide. As a result of these consolidations, many of our competitors are much larger and have greater marketing, distribution, financial and other resources than we do.

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

     In the future, we also may face the threat of competition from companies marketing products similar to ours over the Internet. These companies may have greater technical capabilities and access to greater financial resources than we have. This may place us at a disadvantage in responding to the Internet offerings of these competitors or to changes in the way our customers procure products and services.

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

     Our business is significantly affected by foreign, federal, state and local laws and regulations relating to:

     - the oil and natural gas industry,

     - the refining and petrochemical industry,

     - worker safety and environmental protection,

     - changes in these laws and regulations, and

     - the level of enforcement of these laws and regulations.

     We depend on the demand for our products and services from oil and natural gas companies, oilfield service companies and refining and petrochemical companies. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and natural gas industry, the refining and petrochemical industry, and environmental conservation or protection of the environment, generally. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas in our areas of operation for economic, environmental or other policy reasons could adversely affect our operations by limiting demand for our products and services.

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

     The technical requirements of the foreign, federal, state and local laws and regulations affecting our business are becoming increasingly complex and stringent. For instance, some environmental laws may provide for "strict liability" for damages to natural resources or threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of the party. Sanctions for noncompliance with these laws and regulations may include:

     - revocation of permits;

     - corrective action orders;

     - administrative or civil penalties; and

     - criminal prosecution.

     Some environmental laws provide for joint and several strict liabilities for remediation of spills and releases of hazardous substances. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws and regulations also may expose us to liability for the conduct of, or conditions caused by, others, or for our acts that were in compliance with applicable laws at the time the acts were performed.

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

     Our LWD business is substantially dependent upon technologies that we acquired when we acquired the Pathfinder LWD and related MWD business of Halliburton Company in March 1999. We possess the right to use these technologies through non-exclusive, worldwide licenses granted to us by Halliburton and other third-party licensors. Our rights under these licenses are subject to the licensors' abiding by the terms of these licenses and not terminating them.

     In addition, because these licenses are non-exclusive, these technologies may be licensed by Halliburton and other licensors to third parties, including our current competitors in the LWD business and others who are seeking to enter the LWD business.

     Halliburton has agreed to defend and indemnify PathFinder with respect to claims of infringement or misappropriation by third parties with regard to the intellectual property (such as patents, copyrights, trade secrets, and trademarks) whose use was acquired in the PathFinder acquisition. The indemnity applies to claims made on or before March 29, 2001. Prior to March 29, 2001, we became aware of and reported to Halliburton potential third-party infringement claims. Even if these third-party claims turn out not to be indemnified by Halliburton, we believe that any liability incurred due to these claims would not be likely to have a material adverse effect on our business or operations.

  The concentration of our customers in the energy industry could materially and adversely affect our earnings.

     Substantially all of our customers are in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Many of our customers were slow in paying their accounts in late 1998, early 1999 and late 2001 in light of adverse industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables.

  A significant amount of our growth has occurred through the acquisition of existing businesses; however, future acquisitions may be difficult to integrate, disrupt our existing businesses and adversely affect our operating results.

     We may acquire other companies, assets and product lines that complement or expand our existing business. Each acquisition, however, involves a number of risks. These risks include:

     - the diversion of our management's attention from our existing businesses to integrate the operations and personnel of the acquired business;

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

  An impairment of goodwill could reduce our earnings.

     Our balance sheet as of December 31, 2001, included "goodwill" which represented 19% of our assets. Goodwill is recorded when we pay more for a business than the fair market value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require us to test goodwill for impairment. We evaluate goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. If we were to determine that any of the remaining balance of goodwill was impaired, we would be required to take an immediate charge to earnings with a correlative effect on shareholders' equity.

  As a holding company, we are totally dependent on dividends from our operating subsidiaries to pay dividends and our other obligations.

     We are a holding company with no business operations. Our only significant asset is the outstanding capital stock of our subsidiaries. As a result, we must rely on payments from our subsidiaries to meet our obligations. We currently expect that the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing any debt obligations they may now or in the future have. Even if we decided to pay a dividend on or make a distribution in respect of our common stock, our subsidiaries may not be able to generate sufficient cash flow to pay a dividend or distribute funds to us. At present, we and our subsidiaries are restricted from paying dividends under our credit facility. Future credit facilities and other future debt obligations, as well as statutory provisions, may also limit our ability to pay dividends.

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

  RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

  The concentration of ownership of our common stock by existing shareholders may limit the influence of public shareholders.

     DLJ Merchant Banking Partners II, L.P. and its affiliated investment funds, and partners, principals and employees of The Jordan Company LLC, a private merchant banking firm, its management and its affiliates, together with our officers and directors, beneficially own approximately 29.5% of the outstanding shares of our common stock. Accordingly, these shareholders, if they were to vote in the same manner, would have the ability to substantially influence the election of our directors and the outcome of other matters submitted to a vote of our shareholders, which may have the effect of delaying or preventing a change in control of us.

  The availability of shares of our common stock for future sale could depress our stock price.

     Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock. We registered the issuance of up to 3,375,075 shares of our common stock to be purchased upon the exercise of options granted under our option plans. All of the shares issued upon exercise of these options will be freely tradable without restrictions or registration under the Securities Act of 1933, by persons other than our affiliates. Our affiliates would be able to sell these shares under Rule 144 after compliance with any lock-up agreement to which they are subject. In addition, certain other persons own approximately 4.0 million shares that may be sold from time to time under Rule 144.

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

ITEM 2.  PROPERTIES

     Our principal executive offices are located at 10370 Richmond Avenue, Suite 990, Houston, Texas 77042, and our telephone number is (713) 974-9071. Our businesses are conducted out of sales offices and facilities located throughout the United States and Europe. Set forth below is a chart describing the locations of these sales offices and facilities:

BUSINESS                                                          LOCATION
--------                                                          --------
Drilling Related Products and Services
  LWD/MWD....................................  Lafayette and New Orleans, Louisiana; Houston
                                               and Victoria, Texas; Casper, Wyoming;
                                               Stavanger, Norway; Aberdeen, Scotland; Macae,
                                               Brazil; Dubai; United Arab Emirates; Edmonton,
                                               Canada and Cairo, Egypt
  Rental Tools...............................  Lafayette and New Iberia, Louisiana; Denver,
                                               Colorado; Houston, Dallas, Corpus Christi and
                                               Victoria, Texas
  Downhole Drilling Motors...................  Lafayette, Louisiana; Elk City, Oklahoma;
                                               Houston, Texas; Stavanger, Norway; Aberdeen,
                                               Scotland
  Drilling Fluids............................  Jennings, Louisiana; Carlsbad and Hobbs New
                                               Mexico; Kingsville, Conroe, Victoria, Lufkin,
                                               Zapata, Edinburg, Midland, Abilene, Jacksboro
                                               and Houston, Texas
Completion and Workover Related Products and
  Services
  Wireline Logging and Perforating...........  Lafayette and Houma, Louisiana; Laurel,
                                               Mississippi; Corpus Christi, Pearland and
                                               Tyler, Texas
  Polymers and Specialty Chemicals...........  Jennings, Louisiana; Carlsbad and Hobbs, New
                                               Mexico; Kingsville, Conroe, Victoria, Lufkin,
                                               Zapata, Edinburg, Midland, Abilene, Jacksboro
                                               and Houston, Texas
  Tubing.....................................  New Iberia, Louisiana
  Coiled Tubing..............................  Broussard, Louisiana and Alice, Texas
Maintenance and Safety Related Products and
  Services
  Waste Management...........................  Eunice and Jennings, Louisiana
  Safety Equipment...........................  Mobile, Alabama; Gonzales and Sulphur,
                                               Louisiana; Beaumont, Corpus Christi and
                                               Houston, Texas

     With the exception of our Lafayette (LWD/MWD) and Houma, Louisiana and our Tyler and Corpus Christi, Texas facilities, which are owned, all of these sales offices and facilities are leased pursuant to operating leases for various terms. Some of these sales offices and facilities are leased from employees who were the former owners of our subsidiaries. We believe that all of our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The names, ages and titles of our officers are listed below, along with a description of their business experience during the last five years.

NAME                               AGE                           TITLE
----                               ---                           -----
Kenneth T. White, Jr. ...........  60    Chairman of the Board, President, Chief Executive
                                         Office and Director
Jeffrey L. Tepera................  36    Vice President, Secretary and Chief Financial Officer
William J. Thomas III............  50    Vice President
Ernesto Bautista, III............  30    Vice President and Corporate Controller
Stuart J. Ford...................  45    Vice President and Intellectual Property Counsel

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

     Mr. Tepera, a certified public accountant, serves as our Vice President, Secretary and Chief Financial Officer. From December 1997 until March 2000, when Mr. Tepera was appointed to his current positions with us, Mr. Tepera served as our Vice President and Treasurer. From 1989 to December 1997 Mr. Tepera was employed by Arthur Andersen LLP serving in various positions, most recently as a Manager in the enterprise group, which specializes in emerging, high growth companies.

     Mr. Thomas has served as our Vice President since May 2000, the Chief Executive Officer of PathFinder Energy Services, Inc. since June 1999 and the President and Chief Executive Officer of Thomas Energy Services, Inc. since June 1994. Mr. Thomas has over 25 years of experience in the oil and natural gas industry and has been employed by Thomas Energy Services since 1974.

     Mr. Bautista, a certified public accountant, has served as Vice President and Corporate Controller since June 2000. From September 1994 to May 2000, Mr. Bautista was employed by Arthur Andersen LLP serving in various capacities, most recently as a Manager in the assurance practice, primarily focusing on emerging, high growth companies.

     Mr. Ford, a registered patent attorney, has served as Vice President and Intellectual Property Counsel since February 2002. Mr. Ford was previously a partner at the Houston law firm of Vinson & Elkins LLP, where he specialized in patent and other intellectual property matters.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ National Market under the symbol "WHES". The following table sets forth the high and low bid prices per share of our common stock as reported by the NASDAQ National Market for each fiscal quarter since October 16, 2000, the date of our initial public offering.

                                                              HIGH     LOW
                                                              -----   -----
2000
  Fourth Quarter (from October 16, 2000)....................  19.69   12.00
2001
  First Quarter.............................................  24.38   16.50
  Second Quarter............................................  35.00   19.00
  Third Quarter.............................................  24.25   13.00
  Fourth Quarter............................................  21.84   12.56

     As of February 22, 2002, there were 25,814,536 shares of our common stock outstanding, which were held by approximately 145 record holders.

     We do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our cash for the continued development of our business. In addition, our credit facility restricts our ability to pay dividends. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 for a discussion of restrictions on our ability to pay dividends.

     Set forth below are the securities we have issued and have not been registered under the Securities Act. Further included is the consideration, if any, we received for such securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

          (i) On May 31, 2001, we issued 372,340 shares of our common stock valued at $30.25 per share and $4.5 million in aggregate principal amount of convertible subordinated notes to eight individuals as partial consideration for the acquisition of 100% of the membership interests in Coil Tubing Services, L.L.C., a Louisiana limited liability company. This issuance of securities was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D under the Securities Act.

     No underwriters were engaged in connection with the issuance of the securities in any of these transactions. Unless otherwise stated, these sales of securities were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act as transactions not involving any public offering. Issuance of options to our employees, officers and directors were made pursuant to Rule 701 under the Securities Act.

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

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              2001       2000         1999      1998      1997
                                            --------   --------     --------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
Drilling related products and services....  $253,068   $162,930     $ 80,643   $46,368   $29,149
Completion and workover related products
  and services............................    78,087     43,177       27,436    23,789    14,966
Maintenance and safety related products
  and services............................    27,983     23,845       19,562    20,136    15,718
                                            --------   --------     --------   -------   -------
     Total revenues.......................   359,138    229,952      127,641    90,293    59,833
Cost of revenues..........................   186,452    123,871       68,399    43,431    25,889
Selling, general and administrative
  expense.................................    61,872     44,380       32,273    23,539    30,493(1)
Research and development expense..........     7,923      6,010        3,845       249       239
Depreciation and amortization.............    26,730     19,339       15,521    10,748     5,870
                                            --------   --------     --------   -------   -------
Income (loss) from operations.............    76,161     36,352        7,603    12,326    (2,658)
Interest expense and other expense, net...     7,698     24,081       22,584    13,560     4,725
Provision (benefit) for income taxes......    27,043      4,671          239       152    (1,714)
                                            --------   --------     --------   -------   -------
     Income (loss) before extraordinary
       loss...............................    41,420      7,600      (15,220)   (1,386)   (5,669)
Extraordinary loss, net of tax............        --     (8,288)(2)       --        --        --
                                            --------   --------     --------   -------   -------
Net income (loss).........................  $ 41,420   $   (688)    $(15,220)  $(1,386)  $(5,669)
                                            ========   ========     ========   =======   =======
Earnings (loss) per share:
  Basic
     Income (loss) before extraordinary
       loss...............................  $   1.71   $   0.53     $  (1.34)  $ (0.15)  $ (0.32)
     Extraordinary loss, net of tax
       benefit............................        --      (0.58)          --        --        --
                                            --------   --------     --------   -------   -------
     Net income (loss) per share..........  $   1.71   $  (0.05)    $  (1.34)  $ (0.15)  $ (0.32)
                                            ========   ========     ========   =======   =======
  Diluted Income (loss) before
     extraordinary loss...................  $   1.55   $   0.53     $  (1.34)  $ (0.15)  $ (0.32)
     Extraordinary loss, net of tax
       benefit............................        --      (0.58)          --        --        --
                                            --------   --------     --------   -------   -------
     Net income (loss) per share..........  $   1.55   $  (0.05)    $  (1.34)  $ (0.15)  $ (0.32)
                                            ========   ========     ========   =======   =======
Number of shares used in computing income
  (loss) per share:
  Basic...................................    24,208     14,328       11,339     9,075    17,448
                                            ========   ========     ========   =======   =======
  Diluted.................................    26,652     14,328       11,339     9,075    17,448
                                            ========   ========     ========   =======   =======

---------------

(1) Includes $13.5 million of non-recurring compensation expense resulting from the redemption of options in connection with our recapitalization in 1997.

(2) Write-off of $13.2 million for deferred financing costs and unamortized discount associated with debt that was repaid in 2000 with the net proceeds from our initial public offering and borrowings under our credit facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. The words "believe," "expect", "plan", "intend", "estimate", "project", "will", "could", "may" and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in the forward-looking statements as a result of factors set forth under "Risk Factors" included elsewhere in this Form 10-K.

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

     Demand for our products and services began to increase during the fourth quarter of 1999 and further increased in 2000 and through the third quarter of 2001, primarily as a result of higher oil and natural gas prices. In July 2001, exploration and development activity levels in North America reached its peak for the year and began to decline as a result of lower oil and natural gas prices. This decline continued through the end of 2001. The level of market improvement for our businesses for 2002 will be heavily dependent on whether oil and natural gas prices remain at levels that will allow oil and natural gas companies to economically pursue exploration and development activities. According to statistics published by Baker Hughes, the average number of operating U.S. offshore rotary rigs was 140, 153 and 125, respectively for 2000, 2001 and the two months ended February 28, 2002. Additionally, for the same periods previously noted, the average number of operating U.S. rotary rigs was 918, 1,156 and 846. As a result of the decline in activity levels, a number of our customers are exposed to decreased operating cash flows. With this in mind, we will closely monitor and make allowances for the realization of its operating assets.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues increased by $129.2 million, or approximately 56%, to $359.1 million for the year ended December 31, 2001 from $230.0 million for the year ended December 31, 2000. This increase was attributable to increased activity levels within the oil and natural gas industry, higher asset utilization, our international expansion effort and the benefit of additional equipment, as well as the effects from our acquisition of CTS on May 31, 2001.

     Revenues from our drilling related products and services increased by $90.1 million, or approximately 55%, to $253.1 million for the year ended December 31, 2001 from $162.9 million for the year ended December 31, 2000. This increase was primarily attributable to an increase in drilling activity, higher asset utilization rates, our international expansion effort and the benefit of additional equipment.

     Revenues from our completion and workover related products and services increased by $34.9 million, or approximately 81%, to $78.1 million for the year ended December 31, 2001 from $43.2 million for the year ended December 31, 2000. Revenue increased as a result of an increase in workover rig activity, the benefit of additional equipment, as well as the effects from our acquisition of CTS on May 31, 2001.

     Revenues from our maintenance and safety related products and services increased by $4.1 million, or approximately 17%, to $28.0 million for the year ended December 31, 2001 from $23.8 million for the year ended December 31, 2000. This increase was primarily the result of an increase in the number of plant overhauls and turnarounds and the benefit of additional equipment.

     Cost of Revenues. Cost of revenues increased by $62.6 million, or approximately 51%, to $186.5 million for the year ended December 31, 2001 from $123.9 million for the year ended December 31, 2000. As a percentage of revenues, cost of revenues decreased to 52% for the year ended December 31, 2001 from 54% for the year ended December 31, 2000, due to a significant portion of our costs being fixed.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $17.5 million, or approximately 39%, to $61.9 million for the year ended December 31, 2001 from $44.4 million for the year ended December 31, 2000. The increase was attributable to our expansion of sales, administration and marketing personnel in 2000 and 2001, as well as the effects from our acquisition of CTS. As a percentage of revenues, selling, general and administrative expenses decreased to 17% for the year ended December 31, 2001 from 19% for the year ended December 31, 2000, due to a significant portion of our costs being fixed.

     Research and Development Expense. Research and development expenses increased by $1.9 million, or approximately 32%, to $7.9 million for the year ended December 31, 2001 from $6.0 million for the year ended December 31, 2000. This increase was the result of increased research and development spending on our MWD/LWD and related technologies.

     Depreciation and Amortization. Depreciation and amortization increased by $7.4 million, or approximately 38%, to $26.7 million for the year ended December 31, 2001 from $19.3 million for the year ended December 31, 2000. This increase was the result of depreciation associated with our increased capital expenditures, as well as the effects from our acquisition of CTS.

     Interest and Other Expense. Interest and other expense for the year ended December 31, 2001 was $7.7 million, a decrease of $16.4 million, or approximately 68%, from $24.1 million for the year December 31, 2000. The decrease was primarily due to our significant debt reduction in October 2000 funded by our IPO.

     Net Income (Loss). Net income for the year ended December 31, 2001 was $41.4 million, an improvement of $42.1 million, from the $0.7 million loss reported for the year ended December 31, 2000.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues increased by $102.4 million, or approximately 80%, to $230.0 million for the year ended December 31, 2000 from $127.6 million for the year ended December 31, 1999. Approximately

$9.5 million of this increase relates to the full year effect of the PathFinder acquisition in March 1999 and the remaining $92.9 million of this increase was attributable to increased activity levels within the oil and natural gas industry, higher asset utilization and the benefit of additional equipment, which was added to our rental fleet in 2000.

     Revenues from our drilling related products and services increased by $82.3 million, or approximately 102%, to $162.9 million for the year ended December 31, 2000 from $80.6 million for the year ended December 31, 1999. Approximately $9.5 million of this increase relates to the full year effect of the PathFinder acquisition in March 1999 and the remaining $72.8 million of this increase was primarily attributable to an increase in drilling activity, higher asset utilization rates and the benefit of additional equipment, which was added to our rental fleet in 2000.

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

     Extraordinary Loss, Net of Tax. During October 2000, concurrent with the closing of our IPO, we recognized an after tax extraordinary loss of $8.3 million as a result of the write-off of deferred financing costs and unamortized discount associated with the debt that was repaid.

     Net Loss. Net loss for the year ended December 31, 2000 was $0.7 million, an improvement of $14.5 million, from the $15.2 million loss reported for the year ended December 31, 1999.

  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     We extend credit to customers and other parties in the normal course of business. Further, we regularly review outstanding receivables, and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding our customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

     We have made significant investments in inventory to service our customers around the world. On a routine basis, we use judgments in determining the level of reserves required to state inventory at the lower of cost or market. Our estimates are primarily influenced by technological innovations, market activity levels and the physical condition of products. Changes in these or other factors may result in adjustments to the carrying value of inventory.

     Deferred tax assets and liabilities are recognized for the difference between the book basis and tax basis of our net assets. In providing for deferred taxes, we consider current tax regulations, estimates of future taxable income and available tax planning strategies. In certain cases, we have established reserves to reduce deferred tax assets to estimated realizable value. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.

     We maintain insurance coverage for various aspects of our business and operations. We retain a portion of losses that occur through the use of deductibles and retentions under self-insurance programs. We regularly review estimates of reported and unreported claims and provide for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Effective January 1, 2002, under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. As of December 31, 2001, we had goodwill, net of accumulated amortization, of $74.5 million. Our management believes that adoption of the provisions of SFAS No. 142 that are effective January 1, 2002 will not have an adverse affect on our results of operations and financial condition. We recognized approximately $2.7 million and $1.7 million in goodwill amortization expense for the year ended December 31, 2001 and 2000, respectively.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and will be effective for our fiscal year beginning January 1, 2002. SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. We are currently evaluating the impact that adoption of this standard will have on our financial statements.

     On June 29, 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in-service" fixed assets. It would require that these types of expenses would be recognized when incurred rather than recognizing expense for these costs while the asset is productive. We are assessing the impact of the change should this SOP be adopted.

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

     Working capital was $86.9 million as of December 31, 2001 and $49.5 million as of December 31, 2000. Net cash provided by operating activities was $51.3 million for the year ended December 31, 2001 and $7.4 million for the year ended December 31, 2000. Increases in working capital and cash flow from operating activities are principally the result of increased levels of operating activity, as well as a decrease in our interest expense as a result of our IPO in October 2000.

     Net cash used in investing activities was $95.9 million for the year ended December 31, 2001 and $28.5 million for the year ended December 31, 2000. Net cash used in investing activities was principally the result of our capital expenditures program and the acquisition of CTS in May 2001.

     Net cash provided by financing activities was $60.9 million for the year ended December 31, 2001 and $23.0 million for the year ended December 31, 2000. Net cash provided by financing activities was primarily due to debt issuances under our credit facilities and our equity offering in June 2001 that we used to fund capital expenditures, acquisitions and to repay debt obligations.

     On June 27, 2001, we closed an equity offering comprised of 900,000 shares of common stock offered by us and 4,600,000 shares of common stock offered by selling shareholders at a price to the public of $24 per share. We received approximately $19.9 million from the sale of the 900,000 shares of common stock, after deducting underwriting fees and offering expenses. We also received approximately $4.3 million in respect of the aggregate exercise price of warrants that were sold by the selling shareholders to, and exercised by, the underwriters.

     On May 31, 2001, in connection with our acquisition of CTS, we amended and restated our $115.0 million credit facility to increase our available borrowing capacity to $165.0 million. Our amended and restated credit facility includes the following features:

     - a $40.0 million Term A loan facility that will amortize over five years, will mature on October 16, 2005 and will require that we make annual principal repayments ranging from 0% of the original loan amount in the first year of the credit facility to 35% of the original loan amount on October 16, 2005;

     - a $80.0 million Term B original loan facility that will amortize over six and one-half years, will mature on April 16, 2007 and will require that we make annual principal repayments of 1% of the original loan amount in each of the first six years of the credit facility with the outstanding balance due on April 16, 2007; and

     - a $45.0 million revolving credit facility that may be borrowed, repaid and reborrowed from time to time and will mature on October 16, 2005.

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

     Our credit facility is secured by a lien on substantially all of our property and assets, a pledge of all of the capital stock of our domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our foreign subsidiaries. In addition, our credit facility is guaranteed by all of our domestic subsidiaries. The credit facility requires, among other things, that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, our ability to pay dividends and future investments. As of December 31, 2001, we had outstanding borrowings under our credit facility of $117.7 million, of which no amounts were outstanding under the revolving credit facility. As of December 31, 2000, we had outstanding borrowings under our credit facility of $81.9 million, of which $7.0 million in loans were outstanding under the revolving credit facility.

     In connection with the CTS acquisition, we issued $4.5 million in convertible subordinated notes to eight of the individuals from whom we acquired CTS as partial consideration for the acquisition. These notes bear interest at 9% per annum, payment of which is due quarterly. These notes mature on December 31, 2003. The holders of these notes may convert the notes into shares of common stock within 30 days of maturity at a rate of 0.0331 shares of common stock for each $1.00 of principal, subject to adjustment based upon various factors. We may redeem the notes at any time prior to their maturity with no prepayment penalty. However, the holders of these notes would have the option to exercise the conversion feature prior to redemption by us.

     For the year ended December 31, 2001, we made capital expenditures, primarily for additional rental tool inventory, additional LWD and MWD tools and wireline equipment, of $69.3 million, including expenditures for the replacement of equipment lost in hole. In addition, we incurred $7.9 million in research and development expenses for the year ended December 31, 2001. We believe that cash generated from operations and amounts available under our revolving credit facility will provide sufficient funds for our identified capital projects, debt service and working capital requirements. However, part of our strategy involves the acquisition of companies that have products and services complementary to our existing strategic base of operations. Depending on the size of any future acquisitions, we may require additional debt financing, possibly in excess of the limits of the credit facility, or additional equity financing.

     With the exception of the operating leases on real property and automobiles discussed in Note 6 of the consolidated financial statements, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in the interest rate applicable to these borrowings would increase our as adjusted interest expense by approximately $1.2 million for the year ended December 31, 2001 and $788,000 for the year ended December 31, 2000.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
W-H Energy Services, Inc.:

     We have audited the accompanying consolidated balance sheets of W-H Energy Services, Inc. (a Texas corporation), and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of W-H Energy Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 1, 2002

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
Current Assets:
  Cash and cash equivalents.................................  $ 19,978    $  3,376
  Marketable securities.....................................    12,990          --
  Accounts receivable, net of allowance of $5,792 and
     $3,425, respectively...................................    72,676      60,825
  Inventories...............................................    33,959      18,523
  Deferred income taxes.....................................     5,668       2,726
  Prepaid expenses and other................................     4,794       1,200
                                                              --------    --------
     Total current assets...................................   150,065      86,650
Property and equipment, net.................................   151,342     100,966
Goodwill and other intangibles, net.........................    79,466      41,768
Other assets, net...........................................     3,738       2,847
                                                              --------    --------
       Total assets.........................................  $384,611    $232,231
                                                              ========    ========


Current Liabilities:
  Current maturities of long-term debt......................  $  7,300    $  1,850
  Accounts payable..........................................    25,161      19,716
  Notes payable.............................................       435         211
  Accrued liabilities.......................................    30,274      15,339
                                                              --------    --------
     Total current liabilities..............................    63,170      37,116
Long-term debt, net of current maturities...................   114,925      80,062
Deferred income taxes.......................................    16,455       2,516
Commitments and Contingencies Shareholders' Equity
  (Deficit):
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................        --          --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized, 25,772,626 and 22,273,014 shares issued and
     outstanding, respectively..............................         3           2
  Additional paid-in capital................................   197,810     162,662
  Deferred compensation.....................................      (791)     (1,195)
  Unrealized gains on marketable securities.................       218          --
  Cumulative translation adjustment.........................      (750)     (1,038)
  Note receivable from shareholder..........................        --         (45)
  Retained deficit..........................................    (6,429)    (47,849)
                                                              --------    --------
     Total shareholders' equity.............................   190,061     112,537
                                                              --------    --------
       Total liabilities and shareholders' equity...........  $384,611    $232,231
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                           2001              2000              1999
                                                      --------------    --------------    --------------
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenues............................................   $   359,138       $   229,952       $   127,641
Costs and expenses:
  Cost of revenues..................................       186,452           123,871            68,399
  Selling, general and administrative...............        61,872            44,380            32,273
  Research and development expenses.................         7,923             6,010             3,845
  Depreciation and amortization.....................        26,730            19,339            15,521
                                                       -----------       -----------       -----------
       Total costs and expenses.....................       282,977           193,600           120,038
                                                       -----------       -----------       -----------
       Income from operations.......................        76,161            36,352             7,603
Other expense:
  Interest expense..................................         7,547            23,407            21,989
  Other expense, net................................           151               674               595
                                                       -----------       -----------       -----------
       Income (loss) before income taxes............        68,463            12,271           (14,981)
  Provision for income taxes........................        27,043             4,671               239
                                                       -----------       -----------       -----------
       Income (loss) before extraordinary loss......        41,420             7,600           (15,220)
  Extraordinary loss, net of tax benefit of
     $4,867.........................................            --            (8,288)               --
                                                       -----------       -----------       -----------
       Net income (loss)............................   $    41,420       $      (688)      $   (15,220)
                                                       ===========       ===========       ===========
Comprehensive income (loss):
  Net income (loss).................................   $    41,420       $      (688)      $   (15,220)
  Foreign currency translation adjustment...........           288              (995)              (43)
  Unrealized gains on marketable securities.........           218                --                --
                                                       -----------       -----------       -----------
  Comprehensive income (loss).......................   $    41,926       $    (1,683)      $   (15,263)
                                                       ===========       ===========       ===========
Earnings (loss) per share:
  Basic
     Income (loss) before extraordinary loss........   $      1.71       $      0.53       $     (1.34)
     Extraordinary loss, net of tax benefit.........            --             (0.58)               --
                                                       -----------       -----------       -----------
     Net income (loss) per share....................   $      1.71       $     (0.05)      $     (1.34)
                                                       ===========       ===========       ===========
  Diluted
     Income (loss) before extraordinary loss........   $      1.55       $      0.53       $     (1.34)
     Extraordinary loss, net of tax benefit.........            --             (0.58)               --
                                                       -----------       -----------       -----------
     Net income (loss) per share....................   $      1.55       $     (0.05)      $     (1.34)
                                                       ===========       ===========       ===========
Number of shares used in calculation of earnings
  (loss) per share:
  Basic.............................................    24,207,712        14,328,031        11,338,513
  Diluted...........................................    26,651,756        14,328,031        11,338,513

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                             COMMON STOCK                                 UNREALIZED                    NOTE
                                           ----------------   ADDITIONAL                   GAINS ON    CUMULATIVE    RECEIVABLE
                                                      PAR      PAID-IN       DEFERRED     MARKETABLE   TRANSLATION      FROM
                                           SHARES    VALUE     CAPITAL     COMPENSATION   SECURITIES   ADJUSTMENT    SHAREHOLDER
                                           ------   -------   ----------   ------------   ----------   -----------   -----------
                                                                              (IN THOUSANDS)
Balance, December 31, 1998...............   9,075   $ 9,075    $ (8,525)     $    --         $ --        $    --         $--
Change in par value of class A common
  stock..................................      --    (8,984)      8,984           --           --             --          --
Issuance of stock purchase warrants......      --        --      11,175           --           --             --          --
Deferred compensation....................      --        --         158         (158)          --             --          --
Amortization of deferred compensation....      --        --          --           17           --             --          --
Foreign currency translation
  adjustment.............................      --        --          --           --           --            (43)         --
Net loss.................................      --        --          --           --           --             --          --
                                           ------   -------    --------      -------         ----        -------         ---
Balance, December 31, 1999...............   9,075        91      11,792         (141)          --            (43)         --
Issuance of common stock for note
  receivable.............................      10        --         128           --           --             --         (45)
Deferred compensation....................      --        --       1,458       (1,458)          --             --          --
Amortization of deferred compensation....      --        --          --          404           --             --          --
Change in par value of class A common
  stock..................................      --       (90)         90           --           --             --          --
Issuance of common stock -- initial
  public offering, net of offering costs
  of $16.1 million.......................  10,000         1     148,938           --           --             --          --
Issuance of common stock -- warrant
  exchange and conversions...............   3,188        --         256           --           --             --          --
Foreign currency translation
  adjustment.............................      --        --          --           --           --           (995)         --
Net loss.................................      --        --          --           --           --             --          --
                                           ------   -------    --------      -------         ----        -------         ---
Balance, December 31, 2000...............  22,273         2     162,662       (1,195)          --         (1,038)        (45)
Payment on note receivable for common
  stock..................................      --        --          --           --           --             --          45
Amortization of deferred compensation....      --        --          --          404           --             --          --
Foreign currency translation
  adjustment.............................      --        --          --           --           --            288          --
Issuance of common stock -- warrant
  conversion.............................   1,926         1       4,268           --           --             --          --
Issuance of common stock -- stock option
  exercises..............................     302        --         965           --           --             --          --
Issuance of common stock -- acquisition
  of Coil Tubing Services................     372        --      10,053           --           --             --          --
Issuance of common stock -- equity
  offering, net of offering costs........     900        --      19,862           --           --             --          --
Unrealized gains on marketable
  securities.............................      --        --          --           --          218             --          --
Net income...............................      --        --          --           --           --             --          --
                                           ------   -------    --------      -------         ----        -------         ---
Balance, December 31, 2001...............  25,773   $     3    $197,810      $  (791)        $218        $  (750)        $--
                                           ======   =======    ========      =======         ====        =======         ===


                                           RETAINED
                                           DEFICIT     TOTAL
                                           --------   --------
                                             (IN THOUSANDS)
Balance, December 31, 1998...............  $(31,941)  $(31,391)
Change in par value of class A common
  stock..................................        --         --
Issuance of stock purchase warrants......        --     11,175
Deferred compensation....................        --         --
Amortization of deferred compensation....        --         17
Foreign currency translation
  adjustment.............................        --        (43)
Net loss.................................   (15,220)   (15,220)
                                           --------   --------
Balance, December 31, 1999...............   (47,161)   (35,462)
Issuance of common stock for note
  receivable.............................        --         83
Deferred compensation....................        --         --
Amortization of deferred compensation....        --        404
Change in par value of class A common
  stock..................................        --         --
Issuance of common stock -- initial
  public offering, net of offering costs
  of $16.1 million.......................        --    148,939
Issuance of common stock -- warrant
  exchange and conversions...............        --        256
Foreign currency translation
  adjustment.............................        --       (995)
Net loss.................................      (688)      (688)
                                           --------   --------
Balance, December 31, 2000...............   (47,849)   112,537
Payment on note receivable for common
  stock..................................        --         45
Amortization of deferred compensation....        --        404
Foreign currency translation
  adjustment.............................        --        288
Issuance of common stock -- warrant
  conversion.............................        --      4,269
Issuance of common stock -- stock option
  exercises..............................        --        965
Issuance of common stock -- acquisition
  of Coil Tubing Services................        --     10,053
Issuance of common stock -- equity
  offering, net of offering costs........        --     19,862
Unrealized gains on marketable
  securities.............................        --        218
Net income...............................    41,420     41,420
                                           --------   --------
Balance, December 31, 2001...............  $ (6,429)  $190,061
                                           ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2001         2000        1999
                                                              ---------   ----------   ---------
                                                                        (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income (loss).........................................  $ 41,420    $    (688)   $(15,220)
  Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities --
     Depreciation and amortization..........................    26,730       19,339      15,521
     Gain on sale of assets.................................   (15,637)      (6,328)     (3,260)
     Deferred tax provision (benefit).......................    10,999         (650)       (143)
     Non-cash stock-based compensation expense..............        --           83          --
     Amortization of deferred compensation..................       404          404          17
     Non-cash interest expense..............................       654        1,835       1,898
     Non-cash extraordinary loss, net of tax benefit........        --        8,288          --
     Change in operating assets and liabilities, excluding
       effects of acquisitions --
       Increase in accounts receivable, net.................   (11,676)     (20,386)    (18,604)
       (Increase) decrease in inventories...................   (15,436)      (4,829)        727
       (Increase) decrease in prepaid expenses and other....    (2,987)        (511)         59
       (Increase) decrease in other assets, net.............    (2,920)       1,439      (1,872)
       Increase in accounts payable and accrued
          liabilities.......................................    19,716        9,369      13,647
                                                              --------    ---------    --------
          Net cash provided by (used in) operating
            activities......................................    51,267        7,365      (7,230)
                                                              --------    ---------    --------
Cash Flows from Investing Activities:
  Acquisition of businesses, net of cash acquired...........   (33,146)          --     (27,173)
  Additions to property and equipment.......................   (69,268)     (38,286)    (23,849)
  Increase in marketable securities.........................   (12,772)          --          --
  Proceeds from sale of property and equipment..............    19,324        9,795       4,670
                                                              --------    ---------    --------
          Net cash used in investing activities.............   (95,862)     (28,491)    (46,352)
                                                              --------    ---------    --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................    51,236      119,318      65,825
  Payments on debt..........................................   (15,423)    (245,506)    (22,351)
  Proceeds from the issuance of common stock, net of
     offering costs.........................................    19,862      148,939      11,175
  Proceeds from conversion of stock purchase warrants.......     4,269          256          --
  Proceeds from exercise of stock options...................       965           --          --
                                                              --------    ---------    --------
          Net cash provided by financing activities.........    60,909       23,007      54,649
                                                              --------    ---------    --------
Translation Adjustment......................................       288         (995)        (43)
                                                              --------    ---------    --------
Net Increase in Cash and Cash Equivalents...................    16,602          886       1,024
Cash and Cash Equivalents, beginning of period..............     3,376        2,490       1,466
                                                              --------    ---------    --------
Cash and Cash Equivalents, end of period....................  $ 19,978    $   3,376    $  2,490
                                                              ========    =========    ========
Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period...........................  $  7,412    $  22,389    $ 17,877
                                                              ========    =========    ========
  Income taxes paid during the period.......................  $ 12,791    $     264    $    681
                                                              ========    =========    ========


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

     On October 16, 2000, W-H closed its initial public offering of 10,000,000 shares of its common stock at an offering price of $16.50 per share. Concurrent with the closing of the offering, W-H executed a $115.0 million credit facility (See Note 5). The net proceeds of the offering along with borrowings under this credit facility were utilized to repay in full the outstanding balances, including accrued and unpaid interest, under its then existing senior secured credit facility, senior subordinated notes and other long term debt obligations, reducing its outstanding debt at October 16, 2000 from approximately $226.0 million to approximately $80.0 million. As a result of the early extinguishments of debt, W-H recognized an extraordinary loss of $8.3 million, net of taxes, resulting from the write-off of deferred financing costs and unamortized discount associated with the debt that was repaid.

     On June 27, 2001, W-H closed on an equity offering comprised of 900,000 shares of common stock offered by W-H and 4,600,000 shares of common stock offered by selling shareholders at a price to the public of $24 per share. W-H received approximately $19.9 million from the sale of the 900,000 shares of common stock, after deducting underwriting fees and offering expenses. W-H also received approximately $4.3 million in respect of the aggregate exercise price of warrants that were sold by the selling shareholders to, and exercised by, the underwriters.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION AND PRESENTATION

     The accompanying consolidated financial statements include the accounts of W-H and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

                           W-H ENERGY SERVICES, INC.

  CASH AND CASH EQUIVALENTS

     W-H considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  MARKETABLE SECURITIES

     W-H has evaluated its investment policies consistent with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that, with the exception of cash equivalents, all of its marketable securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity under the caption "Unrealized Gains on Marketable Securities." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in selling, general and administrative expenses. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized while minor replacements, maintenance and repairs, which do not improve or extend the life of such assets, are charged to operations as incurred. Disposals are removed at cost, less accumulated depreciation, and any resulting gain or loss is reflected in the accompanying consolidated statements of operations.

     Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. The useful lives of the major classes of property and equipment are as follows:

                                                              LIFE IN
                                                               YEARS
                                                              -------
Rental equipment............................................   7-10
Machinery and equipment.....................................   5-10
Automobiles and trucks......................................      5
Office equipment, furniture and fixtures....................    3-7
Buildings and leasehold improvements........................   5-39

  REALIZATION OF LONG-LIVED ASSETS

     Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," W-H has evaluated its long-lived assets for financial impairment and will continue to

                           W-H ENERGY SERVICES, INC.

evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

     W-H evaluates the recoverability of assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 2001 or 2000.

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

  RESEARCH AND DEVELOPMENT

     Research and development costs are expensed when incurred. For the years ended December 31, 2001, 2000 and 1999, research and development costs were $7.9 million, $6.0 million and $3.8 million, respectively.

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

                           W-H ENERGY SERVICES, INC.

  FINANCIAL INSTRUMENTS

     W-H considers the fair value of all financial instruments (primarily long-term debt) not to be materially different from their carrying values at the end of each fiscal year based on management's estimate of W-H's ability to borrow funds under terms and conditions similar to those of W-H's existing debt.

     With the exception of the operating leases on real property and automobiles discussed in Note 6 of the consolidated financial statements, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

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

  FOREIGN CURRENCY TRANSLATIONS

     The operations of foreign locations were translated into U.S. dollars based on the current exchange rates at the respective balance sheet dates and the weighted-average rates during each year for the statements of operations and comprehensive income (loss). The translation adjustments were a gain of $288,000 and losses of $995,000 and $43,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and are reflected as foreign currency translation adjustments in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2001, 2000 and 1999.

  EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and warrants. The 2,974,436 warrants issued in connection with the 13% senior subordinated notes (see Note 8 and 9) are considered to be outstanding as of the date of issuance and included in the computation of basic and diluted earnings per share in 1999 as the warrants are exercisable for nominal consideration and are not contingent. For the years ended December 31, 2001, 2000 and 1999, options of 787,400, 2,375,175 and 2,111,175, respectively, and warrants of zero, 2,894,694 and 3,125,694, respectively, were excluded from the computation of earnings (loss) per common share, because the inclusion of such shares would be antidilutive.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, W-H is required to adopt SFAS No. 142 effective January 1, 2002. As of December 31, 2001, the Company had goodwill, net of accumulated amortization, of $74.5 million. Management believes that adoption of the provisions of SFAS No. 142 that are effective January 1, 2002 will not have an adverse affect on its results of

                           W-H ENERGY SERVICES, INC.

operations and financial condition. W-H recognized approximately $2.7 million and $1.7 million in goodwill amortization expense for the year ended December 31, 2001 and 2000, respectively.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and will be effective for the Company's fiscal year beginning January 1, 2002. SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements.

     On June 29, 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in-service" fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. The Company is assessing the impact of the change should this SOP be adopted.

  RECLASSIFICATIONS

     The accompanying consolidated financial statements for prior years contain certain reclassifications to conform with current year presentation.

3.  ACQUISITIONS

  COIL TUBING SERVICES, L.L.C.

     On May 31, 2001, W-H acquired Louisiana-based Coil Tubing Services, L.L.C.
(CTS). CTS provides coiled tubing services for oil and natural gas wells located on land, in the inland waterways and offshore through its facility in Broussard, Louisiana. W-H acquired CTS for $41.8 million in cash, common stock and convertible subordinated notes and assumed approximately $5.9 million in liabilities.

     The acquisition of CTS has been accounted for using the purchase method of accounting for business combinations. Accordingly, the results of operations of CTS have been included in the W-H financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired based upon their estimated fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired of approximately $40.0 million has been recorded as goodwill and was being amortized over 20 years on a straight-line basis (see Note 4).

                           W-H ENERGY SERVICES, INC.

     The purchase price and estimated fair market value of the assets acquired and liabilities assumed with the business acquired are as follows (in thousands):

Purchase price:
  Cash paid.................................................   $26,596
  Convertible subordinated notes............................     4,500
  Common stock..............................................    10,053
  Liabilities assumed and paid..............................     5,897
  Acquisition costs.........................................       600
                                                               -------
          Total purchase price..............................   $47,646
                                                               =======
Net assets acquired:
  Current assets............................................   $   750
  Property and equipment....................................     7,509
  Goodwill and other intangibles............................    40,340
  Current liabilities.......................................      (953)
                                                               -------
          Net assets acquired...............................   $47,646
                                                               =======

     The following unaudited pro forma consolidated financial information presents consolidated results of operations as if W-H had acquired CTS on January 1, 2000 (in thousands, except per share amounts):

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
Revenues....................................................    $369,682       $245,215
Net Income..................................................    $ 43,171       $   (699)
Earnings Per Share:
  Basic.....................................................    $   1.78       $  (0.06)
  Diluted...................................................    $   1.62       $  (0.04)

     The unaudited pro forma consolidated financial information does not purport to represent what W-H's results of operations actually would have been had the acquisition of CTS occurred on the date indicated nor are they intended to project W-H's results of operations for any future period or date.

  PATHFINDER ENERGY SERVICES

     On March 29, 1999, W-H acquired the logging-while-drilling (LWD) and related measurement-while-drilling (MWD) businesses from Halliburton Company (Halliburton), located in the United States and North Sea (the U.S. and North Sea PathFinder Assets) and certain LWD, MWD and other related assets in other foreign locations (the Foreign PathFinder Assets) for consideration of $33.3 million in cash, including acquisition costs. Management allocated $27.2 million and $6.1 million to the U.S. and North Sea PathFinder Assets and the Foreign PathFinder Assets, respectively, based on the relative fair value of the assets acquired. W-H funded the acquisition of the U.S. and North Sea PathFinder Assets and the Foreign PathFinder Assets through the issuance of its 13% senior subordinated notes (see Note 8).

     The acquisition of the U.S. and North Sea PathFinder businesses has been accounted for as a purchase; therefore, the accompanying consolidated statements of operations and comprehensive income (loss) reflect the results of PathFinder's operations since its acquisition date. The purchase price and direct acquisition costs were allocated based on the fair value of the assets acquired and liabilities assumed.

                           W-H ENERGY SERVICES, INC.

     The purchase price and estimated fair market value of the assets acquired and liabilities assumed with the U.S. and North Sea PathFinder business acquired are as follows (in thousands):

Purchase price:
  Cash paid.................................................  $26,673
  Acquisition costs.........................................      500
                                                              -------
     Total purchase price...................................  $27,173
                                                              =======
Net assets acquired:
  Current assets............................................  $ 8,240
  Property and equipment....................................   23,233
  Current liabilities.......................................   (4,300)
                                                              -------
     Net assets acquired....................................  $27,173
                                                              =======

     The following table reflects on an unaudited consolidated pro forma basis the results of operations as though the acquisition of the U.S. and North Sea PathFinder businesses had been acquired as of the beginning of W-H's 1999 fiscal year. Adjustments have been made to reflect the accounting basis used in recording the acquisition together with additional interest expense related to acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the acquisition been in effect on the date indicated, that have resulted since the date of acquisition or that may result in the future. Pro forma amounts are as follows (in thousands, except per share amounts):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
Total revenues..............................................    $137,142
Net loss....................................................     (17,986)
Net loss per share -- basic and diluted.....................       (1.49)

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Marketable securities consist primarily of commercial paper and agency securities with maturity dates between three months and one year when purchased. W-H's available-for-sale securities are United States Treasury and Agency Securities, as well as investment grade commercial financial instruments with a minimum rating of A1/P1 or AA/AA. The amortized cost and estimated fair value of investments in debt securities for the year ended December 31, 2001 are as follows (in thousands):

                                                               2001
                                                              -------
Cost........................................................  $12,772
Gross unrealized gains......................................      218
                                                              -------
Estimated fair value........................................  $12,990
                                                              =======

                           W-H ENERGY SERVICES, INC.

     Activity in W-H's allowance for doubtful accounts for the years ended December 31, 2001, 2000, and 1999, consists of the following (in thousands):

                                                              2001     2000     1999
                                                             ------   ------   ------
Balance, beginning of year.................................  $3,425   $2,897   $1,721
  Deductions for uncollectible receivables written off.....    (622)    (420)    (380)
  Additions charged to expense.............................   2,989      948    1,556
                                                             ------   ------   ------
Balance, end of year.......................................  $5,792   $3,425   $2,897
                                                             ======   ======   ======

     The components of inventories as of December 31, 2001 and 2000 are as follows (in thousands):

                                                               2001      2000
                                                              -------   -------
Finished goods..............................................  $23,829   $13,147
Work-in-process.............................................    5,703     2,382
Raw materials and supplies..................................    4,427     2,994
                                                              -------   -------
  Inventories...............................................  $33,959   $18,523
                                                              =======   =======

     Net property and equipment as of December 31, 2001 and 2000, consists of the following (in thousands):

                                                                2001       2000
                                                              --------   --------
Rental equipment............................................  $181,471   $122,874
Machinery and equipment.....................................    14,039     12,057
Automobiles and trucks......................................     8,474      3,970
Office equipment, furniture and fixtures....................     5,626      4,229
Building & leasehold improvements...........................    14,148      9,828
                                                              --------   --------
  Total.....................................................   223,758    152,958
Less -- accumulated depreciation............................   (72,416)   (51,992)
                                                              --------   --------
  Property and equipment, net...............................  $151,342   $100,966
                                                              ========   ========

     Depreciation expense charged to operations totaled approximately $23.3 million, $17.3 million and $13.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Goodwill and other intangibles as of December 31, 2001 and 2000, consist of the following (in thousands):

                                                                                LIFE IN
                                                             2001      2000      YEARS
                                                           --------   -------   -------
Goodwill.................................................  $ 81,852   $42,005    20-40
Workforce................................................     2,560     2,560    12-24
License agreements.......................................     3,086     2,182    12-17
Non-compete agreements...................................     1,485     1,185        5
Customer lists...........................................       953       953        7
                                                           --------   -------
  Total..................................................    89,936    48,885
Less -- accumulated amortization.........................   (10,470)   (7,117)
                                                           --------   -------
  Goodwill and other intangibles, net....................  $ 79,466   $41,768
                                                           ========   =======

                           W-H ENERGY SERVICES, INC.

     Amortization expense charged to operations totaled approximately $3.4 million, $2.0 million and $2.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Accrued liabilities as of December 31, 2001 and 2000, consist of the following (in thousands):

                                                               2001      2000
                                                              -------   -------
Accrued compensation and benefits...........................  $ 8,090   $ 5,750
Accrued maintenance.........................................    3,761     2,271
Accrued taxes...............................................    4,714     1,244
Accrued insurance...........................................    1,401       593
Accrued professional fees...................................    1,798       535
Other accrued liabilities...................................   10,510     4,946
                                                              -------   -------
  Accrued liabilities.......................................  $30,274   $15,339
                                                              =======   =======

5.  DEBT:

     Long-term debt as of December 31, 2001 and 2000 consists of the following (in thousands):

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
CREDIT FACILITY:
Term A loan facility to financial institutions bearing
  interest at LIBOR plus 2.00% (3.91% at December 31, 2001), requiring annual principal payments ranging from $0 in the first year to $14.0 million in the fifth year, maturing on
  October 16, 2005..........................................  $ 38,500   $40,000
Term B loan facility to financial institutions bearing
  interest at LIBOR plus 3.25% (5.16% at December 31, 2001), requiring annual principal payments of $0.8 million
  through October 15, 2006 and the balance due on the
  maturity date, maturing on April 16, 2007.................    79,225    34,912
Revolving Credit facility to financial institutions bearing
  interest at LIBOR plus 2.00% (3.91% at December 31, 2001),
  maturing on October 16, 2005..............................        --     7,000
SUBORDINATED DEBT:
Convertible subordinated notes payable to prior owners of
  Coil Tubing Services, L.L.C. .............................     4,500        --
                                                              --------   -------
  Total long-term debt......................................   122,225    81,912
Less -- Current maturities of long-term debt................    (7,300)   (1,850)
                                                              --------   -------
                                                              $114,925   $80,062
                                                              ========   =======

  CREDIT FACILITY

     On May 31, 2001, in connection with its acquisition of CTS, W-H amended and restated its $115.0 million credit facility increasing borrowing availability to $165.0 million. W-H's amended and restated credit facility includes the following features:

     - a $40.0 million Term A loan facility that will amortize over five years, will mature on October 16, 2005 and will require that W-H make annual principal repayments ranging from 0% of the original loan amount in the first year of the credit facility to 35% of the original loan amount on October 16, 2005;

                           W-H ENERGY SERVICES, INC.

     - a $80.0 million Term B loan facility that will amortize over six and one-half years, will mature on April 16, 2007 and will require that W-H make annual principal repayments of 1% of the original loan amount in each of the first six years of the credit facility with the outstanding balance due on April 16, 2007; and

     - a $45.0 million revolving credit facility that may be borrowed, repaid and reborrowed from time to time and will mature on October 16, 2005.

     At W-H's option, amounts borrowed under the credit facility will bear interest at either a variable rate equal to reserve-adjusted LIBOR or an alternate base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.75% to 3.00% in the case of a LIBOR based loan under the revolving credit facility or the Term A loan facility and is 3.25% in the case of a LIBOR based loan under the Term B loan facility. For alternate base rate loans, the applicable margin ranges from 0.75% to 2.00% under the revolving credit facility and the Term A loan facility and is 2.25% under the Term B loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio.

     W-H's credit facility is secured by a lien on substantially all of its property and assets, a pledge of all of the capital stock of its domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of its foreign subsidiaries. In addition, W-H's credit facility is guaranteed by all of its domestic subsidiaries. The credit facility requires, among other things, that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, W-H's ability to pay dividends and future investments. As of December 31, 2001 and December 31, 2000, W-H had outstanding borrowings under our credit facility of $117.7 million and $81.9 million, respectively.

     Scheduled maturities of long-term debt are as follows (in thousands):

For the year ended December 31 --
  2002......................................................  $  7,300
  2003......................................................    14,300
  2004......................................................    13,300
  2005......................................................    11,300
  2006......................................................       800
  Thereafter................................................    75,225
                                                              --------
     Total..................................................  $122,225
                                                              ========

  CONVERTIBLE SUBORDINATED NOTES

     In connection with the CTS acquisition (Note 3), W-H issued $4.5 million in convertible subordinated notes (the Notes) to eight of the individuals (the Sellers) from whom CTS was acquired as partial consideration for the acquisition. The Notes bear interest at 9% per annum, payment of which is due quarterly. The Notes mature on December 31, 2003. The Sellers may convert the Notes into shares of common stock within 30 days of maturity at a rate of 0.0331 shares of common stock for each $1.00 of principal, subject to adjustment based upon various factors. W-H may redeem the Notes at any time prior to their maturity with no prepayment penalty. However, the Sellers have the option to exercise the conversion feature prior to redemption by W-H.

  EXTRAORDINARY LOSS

     On October 16, 2000 W-H recorded an after tax extraordinary loss of $8.3 million, net of tax benefit of $4.9 million as a result of the write-off of deferred financing costs and unamortized discount associated with

                           W-H ENERGY SERVICES, INC.

the debt that was repaid with the net proceeds from the offering and borrowings under its credit facility entered into at the IPO date.

6.  COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     W-H leases certain real property and automobiles under operating leases that expire at various dates through 2009. Rental expense under operating leases was approximately $8.9 million, $4.6 million and $1.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For the year ended December 31 --
  2002......................................................   $ 3,434
  2003......................................................     2,706
  2004......................................................     2,218
  2005......................................................     1,799
  2006......................................................     1,674
  Thereafter................................................     1,058
                                                               -------
          Total.............................................   $12,889
                                                               =======

  EMPLOYMENT AGREEMENTS

     W-H has entered into employment agreements with its corporate officers. Under the agreements, each officer receives a set base salary, subject to adjustment, an annual discretionary bonus based on specific objectives to be determined by the compensation committee, an automobile allowance and certain fringe benefits as may be available to such executive officers. The agreements are for terms of two to three years, with certain automatic renewal provisions and contain non-competition agreements. The agreements also contain a termination clause, which requires a two-year payment based on the officer's salary, in the event of termination without cause.

     W-H also has employment agreements with certain non-corporate officers. The agreements are for terms of three to five years and provide for severance pay in the event of involuntary termination.

  LITIGATION

     W-H is involved in various lawsuits arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that the ultimate liability, if any, resulting from such actions will not have a material adverse effect on W-H's financial position or results of operations.

                           W-H ENERGY SERVICES, INC.

7.  INCOME TAXES

     The components of W-H's income tax provision are as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                               2001      2000     1999
                                                             --------   ------   ------
Current
  U.S. federal and state income taxes......................  $12,730    $  --    $  50
  Foreign..................................................    3,314      454      332
                                                             -------    -----    -----
          Total Current....................................   16,044      454      382
                                                             -------    -----    -----
Deferred
  U.S. federal and state income taxes......................   10,296     (850)    (143)
  Foreign..................................................      703      200       --
                                                             -------    -----    -----
          Total Deferred...................................   10,999     (650)    (143)
                                                             -------    -----    -----
          Total provision (benefit)........................  $27,043    $(196)   $ 239
                                                             =======    =====    =====

     The 2000 benefit differs from the provision in the statement of operations due to the $4.9 million benefit arising from the extraordinary loss (Note 5). The total provision for income taxes differs from an amount computed at the statutory rate as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Federal income tax (benefit) at statutory rates.........  $23,962   $  (309)  $(5,094)
State income taxes......................................    1,492      (128)     (328)
US tax on foreign earnings..............................      223       200        --
Foreign income tax......................................       49       633       (64)
Nondeductible items.....................................      552       800       240
Increase/(decrease) in valuation allowance and other....    1,172    (1,363)    5,439
Change in federal statutory rate........................       --       (29)       --
Credits.................................................     (407)       --        46
                                                          -------   -------   -------
                                                          $27,043   $  (196)  $   239
                                                          =======   =======   =======

                           W-H ENERGY SERVICES, INC.

     The significant components of the deferred tax assets and liabilities as of December 31, 2001 and 2000, are as follows (in thousands):

                                                                2001       2000
                                                              --------   --------
Deferred tax assets --
  Net operating loss carryforwards..........................  $ 13,386   $ 18,293
  Accruals not currently deductible for tax purposes........     4,566      1,164
  Write-off of bad debts....................................     1,654      1,085
  Inventory costs capitalized for tax purposes..............       252        662
  Credit carryforwards......................................     1,139         --
  Other.....................................................        --        152
                                                              --------   --------
          Total gross deferred tax assets...................    20,997     21,356
  Less -- valuation allowance...............................    (3,925)    (3,108)
                                                              --------   --------
          Net deferred tax assets...........................    17,072     18,248
                                                              --------   --------
Deferred tax liabilities --
  Tax depreciation in excess of book depreciation...........   (20,081)   (13,501)
  Tax amortization in excess of book amortization...........    (1,765)    (1,071)
  Other.....................................................    (6,013)    (3,466)
                                                              --------   --------
          Total gross deferred tax liabilities..............   (27,859)   (18,038)
                                                              --------   --------
          Net deferred tax assets (liabilities).............  $(10,787)  $    210
                                                              ========   ========

     At December 31, 2001, W-H has approximately $32.1 million of federal net operating loss ("NOL") carryforwards, $40.1 million of state NOL carryforwards, and $2.8 million of foreign NOL carryforwards. The federal NOL carryforwards have expiration dates through the year 2020.

     Valuation allowances have been established for uncertainties in realizing the benefit of tax loss and credit carryforwards. As a result of the material changes in ownership of W-H, the utilization of certain NOL carryforwards is subject to certain annual limitations and has not been fully tax benefited for financial statement purposes. While W-H expects to realize the deferred tax assets, net of valuation allowances, changes in future taxable income or in tax laws may alter this expectation. The valuation allowance increased approximately $817,000 in 2001, decreased approximately $3.4 million in 2000 and increased approximately $5.3 million in 1999. The $817,000 increase in 2001 was primarily due to uncertainties in realization of state NOLs, foreign NOLs and foreign tax credits.

8.  RELATED-PARTY TRANSACTIONS

     W-H believes that the terms of these transactions were at least as favorable as could have been obtained in a similar transaction with unaffiliated third parties.

  SUBORDINATED DEBT

     In connection with its 1997 recapitalization, W-H issued $24.0 million of 12 1/2% senior subordinated notes to a merchant banking firm that is affiliated with a board member of W-H.

     In connection with the PathFinder acquisition, W-H issued 13% senior subordinated notes with a face value of $40.0 million to DLJ Merchant Banking Partners II, L.P. and its affiliated investment funds, which are shareholders of W-H.

                           W-H ENERGY SERVICES, INC.

     On October 16, 2000, the outstanding balances under the 13% senior subordinated notes, including accrued and unpaid interest, and the outstanding balances under the 12 1/2% senior subordinated notes, including accrued and unpaid interest, were repaid with the net proceeds of our initial public offering along with borrowings under our new credit facility.

  CONSULTING AND ADVISORY AGREEMENTS

     On August 11, 1997, W-H entered into a consulting agreement with an affiliate of The Jordan Company (Jordan), a private merchant banking firm that is affiliated with board members who are shareholders of W-H. The agreement provides for an annual fee payable on a quarterly basis equal to 2.5% of W-H's net income before interest, tax, depreciation and amortization and other non-cash or non-recurring expenses; provided that from and after March 26, 1999, such fee may not exceed $600,000 per annum for as long as the 13% senior subordinated notes are outstanding. (see "Subordinated Debt" above regarding the repayment of these notes). W-H paid approximately $925,000 and $145,000 under this agreement, for the years ended December 31, 2000 and 1999, respectively. Concurrent with the closing of the IPO offering, W-H paid Jordan $250,000 to terminate the consulting agreement, which is recorded in selling, general and administrative expenses in the accompanying financial statements.

     On August 11, 1997, W-H entered into a transaction advisory agreement with an affiliate of Jordan, which expires on December 31, 2007. The advisory agreement provides for an investment banking and financial consulting fee ranging up to 1% to 2% of the aggregate transaction size for equity, debt, acquisitions, divestitures and other transactions. Under this agreement, W-H paid Jordan approximately $500,000, $1,777,000 and $500,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  LEASE AGREEMENT

     One of W-H's subsidiaries leases its facilities from an officer of the Company. For each of the years ended December 31, 2001 and 2000, W-H paid the officer $108,000.

  TRANSACTIONS WITH PENNY-FARTHING PRESS, INC.

     W-H's Chairman and Chief Executive Officer is the owner of Penny-Farthing Press Inc. (PFP), a publishing company, which occasionally performs services for W-H and several of its subsidiaries. In 2001 and 2000, W-H made payments to PFP for graphic design and other services of approximately $64,000 and $60,000, respectively. During the same periods, PFP made payments to W-H of approximately $26,000 and $33,000, respectively, primarily for rental of office space. W-H believes that the terms of this transaction were at least as favorable as could have been obtained in a similar transaction with unaffiliated third parties.

9.  SHAREHOLDERS' EQUITY (DEFICIT)

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

  CAPITAL STOCK

     In May 2000, W-H amended its articles of incorporation to reclassify its Class A common stock to common stock and eliminate its Class B common stock, with the par value of common stock reduced from $0.01 per share to $0.0001 per share. The change in par value did not affect any of the existing rights of

                           W-H ENERGY SERVICES, INC.

shareholders and was recorded as an adjustment to additional paid-in capital in 2000. In addition, W-H's Board of Directors may authorize the issuance of up to 10,000,000 shares of preferred stock, par value $0.01, in one or more series.

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

  STOCK OPTIONS AND STOCK PURCHASE WARRANTS

     In June 2001, W-H's shareholders approved an amendment to W-H's stock option plan (the 1997 Option Plan) to increase the number of authorized shares to 3,750,000 to be issued under the 1997 Option Plan. Each option granted under the 1997 Option Plan will contain such terms and conditions as may be approved by the Board of Directors or compensation committee (the Committee). These options vest over a four-year period and will expire ten years from the date the options were granted. These options will vest in 25% increments after each full year of service following the date of grant. If an optionee's employment terminates for any reason, the option may be exercised during the three month period following such termination, but only to the extent vested at the time of such termination. At December 31, 2001, 2,198,227 options were outstanding under this plan.

     Additionally, on March 29, 1999, W-H issued 900,900 options to its chief executive officer (CEO) under a separate non-statutory option plan. The options issued to its CEO have a 10-year term and an exercise price of $4.45 per share. At December 31, 2001, 480,480 of these options were vested with the remaining 420,420 options vesting at March 29, 2002.

     In connection with issuance of its 13% senior subordinated notes (see Note
8), W-H issued warrants to purchase up to 6,115,263 shares of common stock at $0.0003 per share. Through early payment of the 13% senior subordinated notes, the number of warrants was reduced to 2,974,436. Concurrent with the close of the IPO, warrants to purchase 2,974,436 shares of common stock were exchanged for an equivalent number of shares of common stock. The fair value of the warrants issued aggregated $11.2 million, and was recorded as a discount to the face amount of the 13% senior subordinated notes and additional paid-in-capital upon issuance. From March 1999 to October 2000, this discount was amortized into interest expense as a non-cash accretive adjustment. Concurrent with the close of the IPO, the unamortized discount balance was written-off and presented as an extraordinary loss, net of tax in the accompanying financial statements.

                           W-H ENERGY SERVICES, INC.

     A summary of W-H's stock options and warrants as of December 31, 1999, 2000 and 2001 is as follows:

                                                     NUMBER OF SHARES
                                                  ----------------------      PRICE
                                                   OPTIONS     WARRANTS     PER SHARE
                                                  ---------   ----------   ------------
Outstanding December 31, 1998...................    738,375    3,125,694      2.21-4.09
  Granted.......................................  1,397,550    2,974,436    0.0003-4.55
  Expired/canceled..............................    (24,750)          --      2.21-4.55
                                                  ---------   ----------
Outstanding December 31, 1999...................  2,111,175    6,100,130    0.0003-4.55
  Granted.......................................    391,875           --     5.30-16.50
  Exercised/exchanged...........................         --   (3,205,436)   0.0003-2.21
  Expired/canceled..............................   (127,875)          --      2.21-5.30
                                                  ---------   ----------
Outstanding December 31, 2000...................  2,375,175    2,894,694     2.21-16.50
  Granted.......................................  1,060,850           --    17.50-22.88
  Exercised/exchanged...........................   (297,335)  (1,946,812)     2.21-5.30
  Expired/canceled..............................    (39,563)          --     4.55-22.88
                                                  ---------   ----------
Outstanding December 31, 2001...................  3,099,127      947,882     2.21-22.88
                                                  ---------   ----------
Exercisable at December 31, 2001................  1,127,531      947,882     2.21-16.50
                                                  =========   ==========

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                          --------------------------------------------------   -------------------------------
                          OUTSTANDING    WEIGHTED AVERAGE                      EXERCISABLE
                             AS OF          REMAINING                             AS OF
                          DECEMBER 31,   CONTRACTUAL LIFE   WEIGHTED AVERAGE   DECEMBER 31,   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES      2001          (IN YEARS)       EXERCISE PRICE        2001        EXERCISE PRICE
------------------------  ------------   ----------------   ----------------   ------------   ----------------
$ 2.21- 3.48..........       389,044           5.6               $ 2.28           374,192          $2.25
  3.48- 4.55..........     1,289,428           7.2                 4.46           669,349           4.45
  4.55-16.50..........       364,305           8.5                11.49            83,990          12.01
 16.50-22.88..........     1,056,350           9.4                21.50                --             --
                           ---------                                            ---------
$ 2.21-22.88..........     3,099,127           8.2               $10.82         1,127,531          $4.28
                           =========                                            =========

     Under SFAS No. 123, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the grants in the years ended December 31, 2001, 2000 and 1999: risk-free interest rates of between 5.0%-7.0%; dividend rates of zero; expected lives of between eight and ten years and expected volatilities of 60.2%-65.9%. The 2,198,227 options outstanding as of December 31, 2001 have a remaining contractual life of between 5.6 and 9.4 years.

     The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. W-H's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

                           W-H ENERGY SERVICES, INC.

     Had compensation cost for the stock options granted to employees been determined under SFAS No. 123, net loss and basic and diluted net loss per share for the years ended December 31, 2001, 2000 and 1999 would have changed as indicated in the following pro forma amounts:

                                                            2001         2000         1999
                                                         ----------   ----------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) --
  As reported..........................................   $41,420      $  (688)     $(15,220)
  Pro forma............................................    37,390       (1,676)      (16,073)
Basic and diluted net loss per share --
  As reported..........................................   $  1.55      $ (0.05)     $  (1.34)
  Pro forma............................................      1.40        (0.12)        (1.41)

     W-H recorded approximately $158,000 in deferred compensation, relating to options issued during the year ended December 31, 1999, for the excess of the estimated fair value of the common stock on the date of grant over the exercise price. In January 2000, W-H issued options to purchase 190,575 shares of common stock to employees. W-H recorded additional deferred compensation totaling approximately $1.5 million for options granted in the first quarter of 2000. The additional deferred compensation will be amortized over the four-year vesting period of the individual stock options issued. The fair value of the common stock on the date of grant was determined based on a third-party entity valuation and taking into consideration certain industry and company-specific factors. During the years ended December 31, 2001, 2000 and 1999, W-H recognized $404,000, $404,000 and $17,000 in compensation expense relating to these options, respectively.

10.  401(k) PLAN

     W-H maintains a 401(k) plan that enables employees to contribute up to specified percentages of their annual compensation. W-H may contribute a matching amount for each participant equal to a discretionary percentage determined annually by W-H. W-H may also contribute additional amounts at its sole discretion. W-H matching contributions were approximately $855,000, $695,000 and $456,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

11.  SEGMENTS

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

                           W-H ENERGY SERVICES, INC.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     The completion and workover related products and services segment provides products and services primarily to customers onshore in the Gulf Coast region and offshore in the Gulf of Mexico. These products include: (i) wireline logging and perforating; (ii) polymers and specialty chemicals; and (iii) tubing and coiled tubing.

  MAINTENANCE AND SAFETY RELATED PRODUCTS AND SERVICES

     The maintenance and safety related products and services segment provides products and services primarily for refinery and petrochemical plant applications and major and independent oil and natural gas companies, including:
(i) waste management; and (ii) safety equipment.

     W-H recognizes revenues, cost of revenues, selling, general and administrative expense, research and development expense and depreciation and amortization expense by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the year ended December 31, 2001:

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $253,068    $ 78,087      $27,983     $    --   $359,138
Operating Income...............    61,963      17,881        2,084      (5,767)    76,161
EBITDA(a)......................    78,713      24,674        4,873      (5,116)   103,144
Total assets...................   207,693     109,327       27,634      39,957    384,611
Capital expenditures...........    46,034      16,238        6,550         446     69,268

     As of and for the year ended December 31, 2000:

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $162,930    $43,177       $23,845     $    --   $229,952
Operating Income...............    32,046      7,065         1,339      (4,098)    36,352
EBITDA(a)......................    45,052     10,776         3,752      (4,076)    55,504
Total assets...................   159,567     43,197        22,824       6,643    232,231
Capital expenditures...........    22,177      9,337         6,184         588     38,286

     As of and for the year ended December 31, 1999:

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $ 80,643    $27,436       $19,562     $    --   $127,641
Operating Income...............     7,094      2,876           309      (2,676)     7,603
EBITDA(a)......................    16,999      6,152         2,298      (2,903)    22,546
Total assets...................   130,629     39,310        17,693       3,972    191,604
Capital expenditures...........    16,080      5,450         2,194         125     23,849

---------------

(1) W-H calculates EBITDA as earnings before interest income and expense, income taxes, depreciation and amortization, and non-cash stock-based compensation expense. EBITDA should not be considered as an alternative to net income or any other measure of operating performance calculated in accordance with generally accepted accounting principles. EBITDA is widely used by financial analysts as a measure of financial performance. W-H's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

                           W-H ENERGY SERVICES, INC.

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands):

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2001        2000        1999
                                                       ---------   ---------   ---------
Revenues:
  United States......................................  $314,594    $208,774    $113,506
  North Sea..........................................    26,416      16,008      14,135
  Other..............................................    18,128       5,170          --
                                                       --------    --------    --------
          Total......................................  $359,138    $229,952    $127,641
                                                       ========    ========    ========

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2001        2000        1999
                                                           ---------   ---------   --------
Operating Income:
  United States..........................................   $64,138     $32,057     $4,807
  North Sea..............................................     6,737       3,236      2,796
  Other..................................................     5,286       1,059         --
                                                            -------     -------     ------
          Total..........................................   $76,161     $36,352     $7,603
                                                            =======     =======     ======

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Long-Lived Assets:
  United States.............................................  $214,796   $135,749
  North Sea.................................................    14,648      8,629
  Other.....................................................     5,102      1,203
                                                              --------   --------
          Total.............................................  $234,546   $145,581
                                                              ========   ========

12.  INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of consolidated interim information for the years ended December 31, 2001 and 2000 (amounts in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                          ---------   --------   -------------   ------------
2001
Revenues................................   $78,956    $94,286      $100,725        $85,171
Operating income........................   $16,612    $21,256      $ 22,892        $15,401
Net income..............................   $ 8,931    $11,627      $ 12,441        $ 8,421
Income per common share:
  Basic.................................   $  0.40    $  0.51      $   0.48        $  0.33
  Diluted...............................   $  0.35    $  0.44      $   0.45        $  0.31

                           W-H ENERGY SERVICES, INC.

                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                          ---------   --------   -------------   ------------
2000
Revenues................................   $47,237    $52,173      $ 62,061        $68,481
Operating income........................   $ 5,730    $ 6,891      $ 10,678        $13,053
Income (loss) before extraordinary
  item..................................   $(1,206)   $  (224)     $  3,312        $ 5,718
Net income (loss).......................   $(1,206)   $  (224)     $  3,312        $(2,570)
Earnings (loss) per common share before
  extraordinary item:
  Basic.................................   $ (0.10)   $ (0.02)     $   0.27        $  0.27
  Diluted...............................   $ (0.10)   $ (0.02)     $   0.21        $  0.23
Income (loss) per common share:
  Basic.................................   $ (0.10)   $ (0.02)     $   0.27        $ (0.12)
  Diluted...............................   $ (0.10)   $ (0.02)     $   0.21        $ (0.12)

                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                          ---------   --------   -------------   ------------
1999
Revenues................................   $21,724    $29,189      $ 34,311        $42,417
Operating income........................   $   989    $  (163)     $  1,445        $ 5,332
Net loss................................   $(2,715)   $(6,444)     $ (4,824)       $(1,237)
Loss per common share:
  Basic.................................   $ (0.30)   $ (0.56)     $  (0.40)       $ (0.10)
  Diluted...............................   $ (0.30)   $ (0.56)     $  (0.40)       $ (0.10)

13.  SUBSEQUENT EVENT

  ACQUISITION

     On January 15, 2002, W-H acquired Aberdeen, Scotland based 3D Stabilisers Ltd. (3D Stabilisers). W-H acquired 3D Stabilisers for approximately $1.0 million in cash and common stock. 3D Stabilisers has developed a patented rotary steerable stabilizer system for use in directional drilling. The technology developed by 3D Stabilisers is not fully commercialized and is anticipated to serve as a complement to the technology provided by PathFinder Energy Services, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

     Information required by this item is hereby incorporated by reference to such information included in our definitive proxy statement in connection with our 2002 Annual Meeting of Stockholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is hereby incorporated by reference to such information included in our definitive proxy statement in connection with our 2002 Annual Meeting of Stockholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is hereby incorporated by reference to such information included in our definitive proxy statement in connection with our 2002 Annual Meeting of Stockholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is hereby incorporated by reference to such information included in our definitive proxy statement in connection with our 2002 Annual Meeting of Stockholders and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

     (a)(1) Financial Statements

     The following financial statements are included in Part II of this Report:

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of December 31, 2001 and 2000

          Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Shareholders' Equity (Deficit)

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules

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

                                          W-H ENERGY SERVICES, INC.

                                          By:   /s/ KENNETH T. WHITE, JR.
                                            ------------------------------------
                                                  Kenneth T. White, Jr.
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March, 2002.

                                      SIGNATURE
                                      ---------




        /s/ KENNETH T. WHITE, JR.           Chairman of the Board, President and
-----------------------------------------     Chief Executive Officer
          Kenneth T. White, Jr.




          /s/ JEFFREY L. TEPERA             Vice President, Secretary and Chief
-----------------------------------------     Financial Officer (Principal Financial
            Jeffrey L. Tepera                 Officer)




        /s/ ERNESTO BAUTISTA, III           Vice President and Corporate Controller
-----------------------------------------     (Principal Accounting Officer)
          Ernesto Bautista, III




        /s/ JOHNATHAN F. BOUCHER            Director
-----------------------------------------
           Jonathan F. Boucher




           /s/ J. JACK WATSON               Director
-----------------------------------------
             J. Jack Watson




          /s/ CHRISTOPHER MILLS             Director
-----------------------------------------
            Christopher Mills




       /s/ ROBERT H. WHILDEN, JR.           Director
-----------------------------------------
         Robert H. Whilden, Jr.




           /s/ MILTON L. SCOTT              Director
-----------------------------------------
             Milton L. Scott

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 3.1      --    Restated Articles of Incorporation of the Company
                (incorporated by reference to Exhibit 3.1 of the Company's
                Registration Statement No. 333-43411 on Form S-1)
 3.2      --    Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
                Statement No. 333-43411 on Form S-1)
 4.1      --    Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.
                333-43411 on Form S-1)
 9.1      --    Amended and Restated Stockholders Agreement, dated March 26,
                1999 (incorporated by reference to Exhibit 9.1 of the
                Company's Registration Statement No. 333-43411 on Form S-1)
10.1(a)   --    Amended and Restated Employment Agreement of Kenneth T.
                White, Jr., dated March 27, 1999 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement No.
                333-43411 on Form S-1)
10.1(b)   --    Amendment to Employment Agreement of Kenneth T. White, Jr.,
                dated January 24, 2001 (incorporated by reference to Exhibit
                10.1(a) of the Company's Annual Report on Form 10-K for the
                year ended December 31, 2000)
10.2      --    Employment Agreement of Jeffrey L. Tepera, dated March 26,
                1999, as amended (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement No. 333-43411 on
                Form S-1)
10.3      --    Employment Agreement of William J. Thomas III, dated May 1,
                2000 (incorporated by reference to Exhibit 10.3 of the
                Company's Registration Statement No. 333-43411 on Form S-1)
10.4(a)   --    W-H Energy Services, Inc. 1997 Stock Option Plan
                (incorporated by reference to Exhibit 10.4 of the Company's
                Registration Statement No. 333-43411 on Form S-1)
10.4(b)   --    Amendment to W-H Energy Services, Inc. 1997 Stock Option
                Plan dated April 27, 2001 (incorporated by reference to
                Exhibit C to the Company's Definitive Proxy Statement on
                Schedule 14A, filed May 8, 2001)
10.5      --    Non-Statutory Stock Option Agreement, dated March 29, 1999
                (incorporated by reference to Exhibit 10.5 of the Company's
                Registration Statement No. 333-43411 on Form S-1)
10.6      --    Warrant Agreement for Kenneth T. White, Jr. (incorporated by reference to Exhibit 10.6 of the Company's Registration
                Statement No. 333-43411 on Form S-1)
10.7      --    Warrant Agreement for William J. Thomas III (incorporated by reference to Exhibit 10.7 of the Company's Registration
                Statement No. 333-43411 on Form S-1)
10.8      --    Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement No.
                333-43411 on Form S-1)
10.9      --    Amended and Restated TJC Transaction Advisory Agreement with
                TJC Management Corp., dated March 26, 1999 (incorporated by reference to Exhibit 10.11 of the Company's Registration
                Statement No. 333-43411 on Form S-1)
10.10     --    Purchase and Sale Agreement by and between W-H Energy
                Services, Inc. and Halliburton Energy Services, Inc. and
                Halliburton Company, dated January 22, 1999, as amended
                (incorporated by reference to Exhibit 10.12 of the Company's
                Registration Statement No. 333-43411 on Form S-1)
10.12     --    Amended and Restated Credit Agreement dated as of May 31,
                2001 among the Company, various financial institutions, as lenders, Credit Suisse First Boston, as syndication agent,
                Bank One, N.A., as documentation agent, and Wells Fargo Bank
                Texas, N.A., as administrative agent (incorporated by
                reference to Exhibit 10.12 of the Company's Registration
                Statement No. 333-62140 on Form S-1)
10.13     --    Purchase Agreement dated as of May 10, 2001, by and among
                Agri-Empresa, Inc., W-H Energy Holdings, Inc, W-H Energy
                Services, Inc. and the Sellers listed therein (incorporated by reference to Exhibit 10.13 of the Company's Registration
                Statement No. 333-62140 on Form S-1)
10.14     --    Employment Agreement of Ernesto Bautista, III, dated June 1,
                2000 (incorporated by reference to Exhibit 10.15 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2000)
11.1      --    Computation of Per Share Earnings*
21.1      --    List of Subsidiaries of the Company*
23.1      --    Consent of Arthur Andersen LLP*

---------------

* filed herewith