Form 10-K405
period 2001-12-31
W-H ENERGY SERVICES INC
filed 2002-03-25
CIK 1051034

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

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

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2001         2000        1999
                                                              ---------   ----------   ---------
                                                                        (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income (loss).........................................  $ 41,420    $    (688)   $(15,220)
  Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities --
     Depreciation and amortization..........................    26,730       19,339      15,521
     Gain on sale of assets.................................    15,637       (6,328)     (3,260)
     Deferred tax provision (benefit).......................    10,999         (650)       (143)
     Non-cash stock-based compensation expense..............        --           83          --
     Amortization of deferred compensation..................       404          404          17
     Non-cash interest expense..............................       654        1,835       1,898
     Non-cash extraordinary loss, net of tax benefit........        --        8,288          --
     Change in operating assets and liabilities, excluding
       effects of acquisitions --
       Increase in accounts receivable, net.................   (11,676)     (20,386)    (18,604)
       (Increase) decrease in inventories...................   (15,436)      (4,829)        727
       (Increase) decrease in prepaid expenses and other....     2,987         (511)         59
       (Increase) decrease in other assets, net.............     2,920        1,439      (1,872)
       Increase in accounts payable and accrued
          liabilities.......................................    19,718        9,369      13,647
                                                              --------    ---------    --------
          Net cash provided by (used in) operating
            activities......................................    51,267        7,365      (7,230)
                                                              --------    ---------    --------
Cash Flows from Investing Activities:
  Acquisition of businesses, net of cash acquired...........   (33,146)          --     (27,173)
  Additions to property and equipment.......................    69,268      (38,286)    (23,849)
  Increase in marketable securities.........................   (12,772)          --          --
  Proceeds from sale of property and equipment..............    19,324        9,795       4,670
                                                              --------    ---------    --------
          Net cash used in investing activities.............    95,862      (28,491)    (46,352)
                                                              --------    ---------    --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................    51,236      119,318      65,825
  Payments on debt..........................................   (15,423)    (245,506)    (22,351)
  Proceeds from the issuance of common stock, net of
     offering costs.........................................    19,862      148,939      11,175
  Proceeds from conversion of stock purchase warrants.......     4,269          256          --
  Proceeds from exercise of stock options...................       965           --          --
                                                              --------    ---------    --------
          Net cash provided by financing activities.........    60,909       23,007      54,649
                                                              --------    ---------    --------
Translation Adjustment......................................       288         (995)        (43)
                                                              --------    ---------    --------
Net Increase in Cash and Cash Equivalents...................    16,602          886       1,024
Cash and Cash Equivalents, beginning of period..............     3,376        2,490       1,466
                                                              --------    ---------    --------
Cash and Cash Equivalents, end of period....................  $ 19,978    $   3,376    $  2,490
                                                              ========    =========    ========
Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period...........................  $  7,412    $  22,389    $ 17,877
                                                              ========    =========    ========
  Income taxes paid during the period.......................  $ 12,791    $     264    $    681
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