Form 10-Q
period 2002-03-31
W-H ENERGY SERVICES INC
filed 2002-05-15
CIK 1051034

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002



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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 10, 2002 there were outstanding 26,064,427 shares of Common Stock, par value $0.0001 per share, of the Registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           W-H ENERGY SERVICES, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                                  PART I
         FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    1
         Consolidated Balance Sheets -- March 31, 2002 (unaudited)       1
         and December 31, 2001.......................................
         Consolidated Statements of Operations and Comprehensive         2
         Income (unaudited) -- Three months ended March 31, 2002 and
         2001........................................................
         Consolidated Statements of Cash Flows (unaudited) -- Three      3
         months ended March 31, 2002 and 2001........................
         Notes to Consolidated Financial Statements (unaudited)......    5
Item 2.  Management's Discussion and Analysis of Financial Condition     8
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   11

                                  PART II
         OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   12
Item 6.  Exhibits and Reports on Form 8-K............................   12
         Signatures..................................................   14

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS,
                                                                EXCEPT SHARE AMOUNTS)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................   $ 18,725       $ 19,978
  Marketable securities.....................................      7,980         12,990
  Accounts receivable, net of allowance of $6,089 and
    $5,792, respectively....................................     65,484         72,676
  Inventories...............................................     39,553         33,959
  Deferred income taxes.....................................      5,408          5,668
  Prepaid expenses and other................................      6,103          4,794
                                                               --------       --------
      Total current assets..................................    143,253        150,065
Property and equipment, net.................................    158,725        151,342
Goodwill and other intangibles, net.........................     80,859         79,466
Other assets, net...........................................      3,532          3,738
                                                               --------       --------
      Total assets..........................................   $386,369       $384,611
                                                               ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $ 20,560       $ 25,161
  Accrued liabilities.......................................     30,494         30,274
  Current maturities of long-term debt......................      7,800          7,300
  Notes payable.............................................        273            435
                                                               --------       --------
      Total current liabilities.............................     59,127         63,170
Long-term debt, net of current maturities...................    112,725        114,925
Deferred income taxes.......................................     19,059         16,455
                                                               --------       --------
      Total liabilities.....................................    190,911        194,550
                                                               --------       --------
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
    authorized, none issued and outstanding.................         --             --
  Common stock, $0.0001 par value, 100,000,000 shares
    authorized, 25,917,564 and 25,772,626 shares issued and
    outstanding, respectively...............................          3              3
  Additional paid-in capital................................    198,558        197,810
  Deferred compensation.....................................       (690)          (791)
  Unrealized gains on marketable securities.................         81            218
  Cumulative translation adjustment.........................     (1,527)          (750)
  Retained deficit..........................................       (967)        (6,429)
                                                               --------       --------
      Total shareholders' equity............................    195,458        190,061
                                                               --------       --------
      Total liabilities and shareholders' equity............   $386,369       $384,611
                                                               ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2002           2001
                                                              ------------   ------------
                                                                      (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                AND PER SHARE AMOUNTS)
Revenues....................................................  $    76,353    $    78,956
Costs and expenses:
  Cost of revenues..........................................       41,141         41,565
  Selling, general and administrative.......................       15,759         13,462
  Research and development..................................        2,010          1,609
  Depreciation and amortization.............................        7,078          5,708
                                                              -----------    -----------
       Total costs and expenses.............................       65,988         62,344
                                                              -----------    -----------
       Income from operations...............................       10,365         16,612
Other (income) expense:
  Interest expense, net.....................................        1,424          1,921
  Other (income) expense, net...............................           59            (61)
                                                              -----------    -----------
       Income before income taxes...........................        8,882         14,752
  Provision for income taxes................................        3,420          5,821
                                                              -----------    -----------
       Net income...........................................  $     5,462    $     8,931
                                                              ===========    ===========
Comprehensive income:
  Net income................................................  $     5,462    $     8,931
  Unrealized gain on marketable securities, net of income
     realization............................................         (137)            --
  Foreign currency translation adjustment...................         (777)          (997)
                                                              -----------    -----------
  Comprehensive income......................................  $     4,548    $     7,934
                                                              ===========    ===========
Earnings per share:
  Basic.....................................................  $      0.21    $      0.40
  Diluted...................................................  $      0.20    $      0.35
Number of shares used in calculation of earnings per share:
  Basic.....................................................   25,830,060     22,323,237
  Diluted...................................................   27,484,260     25,873,132

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income................................................  $  5,462    $  8,931
  Adjustment to reconcile net income to cash provided by
     operating activities --
     Depreciation and amortization..........................     7,078       5,708
     Gain on the sale of assets.............................    (1,738)     (1,528)
     Deferred tax provision.................................     2,864       1,962
     Amortization of deferred compensation..................       101         101
     Amortization of deferred financing.....................       205         133
     Change in operating assets and liabilities, excluding
      effects of acquisitions --
       Decrease (increase) in accounts receivable, net......     7,192      (3,302)
       Increase in inventories..............................    (5,594)     (4,751)
       Increase in prepaid expenses and other...............    (1,309)     (1,286)
       Increase in long-term assets, net....................       (27)       (470)
       (Decrease) increase in accounts payable and accrued
        liabilities.........................................    (4,543)      6,534
                                                              --------    --------
          Net cash provided by operating activities.........     9,691      12,032
                                                              --------    --------
Cash Flows from Investing Activities:
  Acquisition of business, net of cash acquired.............      (941)         --
  Additions to property and equipment.......................   (15,296)    (11,015)
  Proceeds from the sale of marketable securities...........     4,873          --
  Proceeds from sale of property and equipment..............     2,649       3,094
                                                              --------    --------
          Net cash used in investing activities.............    (8,715)     (7,921)
                                                              --------    --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................       553          --
  Payments on debt..........................................    (2,253)     (3,087)
  Proceeds from the exercise of stock options and stock
     purchase warrants......................................       248         418
                                                              --------    --------
          Net cash used in financing activities.............    (1,452)     (2,669)
                                                              --------    --------
Translation Adjustment......................................      (777)       (997)
Net (Decrease) Increase in Cash and Cash Equivalents........    (1,253)        445
Cash and Cash Equivalents, beginning of period..............    19,978       3,376
                                                              --------    --------
Cash and Cash Equivalents, end of period....................  $ 18,725    $  3,821
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

  BASIS OF PRESENTATION

     The unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the December 31, 2001 Consolidated Financial Statements and footnotes thereto included in W-H's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). W-H adopted SFAS No. 142 on January 1, 2002 as required, and will no longer record goodwill amortization expense. The effect of this change increased net income by $588,000 or $0.02 per share on a diluted basis, net of tax, for the three months ended March 31, 2002.

     According to SFAS No. 142, companies are required to identify their reporting units and determine the aggregate carrying values and fair values of all such reporting units. To the extent the carrying value of a reporting unit exceeds its relative fair value, a second step of the SFAS No. 142 impairment test is required. This second step requires the comparison of the implied fair value of the reporting unit goodwill to its related carrying value, both of which must be measured by the company at the same point in time each year. Any initial loss resulting from a goodwill impairment test must be recorded as a change in accounting principle. W-H has performed all such assessments in accordance with SFAS No. 142 in the first quarter of 2002 which resulted in the Company recording no goodwill impairment expense.

2.  EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and warrants. For the three months

                           W-H ENERGY SERVICES, INC.

ended March 31, 2002 and 2001, shares of 1,654,200 and 3,549,895, respectively, resulting from the assumed exercise of options or warrants, were added to the denominator because the inclusion of such shares would be dilutive. For the three months ended March 31, 2002 and 2001, shares of 787,400 and zero, respectively, were excluded from the computation of earnings per common share, because the inclusion of such shares would be anti-dilutive.

3.  DEBT

  CREDIT FACILITY

     On May 31, 2001, in connection with the acquisition of Coil Tubing Services, LLC ("CTS"), W-H amended and restated its $115 million credit facility, increasing the amount available for borrowing to $165 million. The amended and restated credit facility consists of a Term A and a Term B loan facility in the original amounts of $40.0 million and $80.0 million, respectively. Additionally, the amended and restated credit facility has a $45.0 million revolving loan commitment of which none was outstanding at March 31, 2002. The Term A loan facility matures on October 16, 2005 and requires payments escalating from zero in the first year to $14.0 million in the fifth year. The Term B loan facility matures on April 16, 2007 and requires principal payments of $0.8 million in each of the first six years with the outstanding balance being due on the maturity date. The revolving loan commitment matures on October 16, 2005. At W-H's option, amounts borrowed under the credit facility will bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus in each case, an applicable margin. The applicable margin ranges from 1.75% to 3.00% in the case of a LIBOR based loan under the revolving credit facility or the Term A loan facility and is 3.25% in the case of a LIBOR based loan under the Term B loan facility. For alternate base rate loans, the applicable margin ranges from 0.75% to 2.00% under the revolving credit facility and the Term A loan facility and is 2.25% under the Term B loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio. Its credit facility requires, among other things, that W-H maintains certain financial ratios and limits the amount of capital expenditures that are made, the amount of debt that may be incurred outside of the credit facility, its ability to pay dividends and future investments.

     The credit facility is secured by a lien on all of W-H's property and assets, a pledge of all of the capital stock of W-H's domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H's foreign subsidiaries. In addition, the credit facility is guaranteed by all of W-H's domestic subsidiaries.

  CONVERTIBLE SUBORDINATED NOTES

     In connection with the CTS acquisition, W-H issued $4.5 million in convertible subordinated notes (the Notes) to eight individuals (the Sellers) as partial consideration for the acquisition. The Notes bear interest at 9% per annum, payment of which is due quarterly. The principal and accrued interest is due at the December 31, 2003 maturity date. The Sellers may convert the Notes into shares of common stock within 30 days of maturity at a rate of 0.0331 shares of common stock for each $1.00 of principal, subject to adjustment based upon various factors. W-H may redeem the Notes at its discretion at any time prior to maturity with no prepayment penalty. However, the Sellers would have the option to exercise the conversion feature prior to redemption. W-H has no present intention to exercise the redemption feature.

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

                           W-H ENERGY SERVICES, INC.

significant segments. Based on these requirements, management has identified three reportable segments, drilling related products and services, completion and workover related products and services, and maintenance and safety related products and services.

  DRILLING RELATED PRODUCTS AND SERVICES

     The drilling related products and services segment provides products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. These products and services are used primarily onshore in the United States, Canada, Brazil and the Middle East and offshore in the Gulf of Mexico, the North Sea, the Mediterranean Sea and Brazil. This segment consists of five primary business lines: (i) LWD; (ii) MWD; (iii) rental tools; (iv) downhole drilling motors; and
(v) drilling fluids.

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

     W-H recognizes revenues, cost of products and services, selling, general and administrative, and depreciation and amortization by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the three months ended March 31, 2002 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $ 51,804    $ 17,332      $ 7,217     $    --   $ 76,353
Operating Income...............     8,215       3,299          429      (1,578)    10,365
EBITDA(a)......................    12,762       4,936        1,208      (1,421)    17,485
Total assets...................   217,171     110,875       29,163      29,160    386,369
Capital expenditures...........     8,620       4,538        2,074          64     15,296

     As of and for the three months ended March 31, 2001 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $ 57,148    $14,398       $ 7,410     $    --   $ 78,956
Operating Income...............    14,022      3,230           764      (1,404)    16,612
EBITDA(a)......................    17,882      4,315         1,409      (1,124)    22,482
Total assets...................   166,782     46,502        25,075       8,040    246,399
Capital expenditures...........     6,289      2,602         2,073          51     11,015

                           W-H ENERGY SERVICES, INC.

---------------

(a) W-H calculates EBITDA as earnings before interest income and expense, income taxes, depreciation and amortization, and non-cash stock-based compensation expense. EBITDA should not be considered as an alternative to net income or any other measure of operating performance calculated in accordance with generally accepted accounting principles. EBITDA is widely used by financial analysts as measure of financial performance. W-H's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands) (unaudited):

     Revenues:

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
The United States...........................................   $61,649     $69,652
The North Sea...............................................     9,164       4,504
Other.......................................................     5,540       4,800
                                                               -------     -------
          Total.............................................   $76,353     $78,956
                                                               =======     =======

     Operating Income:

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
The United States...........................................   $ 6,435     $14,765
The North Sea...............................................     2,750         541
Other.......................................................     1,180       1,306
                                                               -------     -------
          Total.............................................   $10,365     $16,612
                                                               =======     =======

     Long-Lived Assets:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
The United States...........................................  $219,796      $214,796
The North Sea...............................................    17,518        14,648
Other.......................................................     5,802         5,102
                                                              --------      --------
          Total.............................................  $243,116      $234,546
                                                              ========      ========

5.  SUBSEQUENT EVENTS

     On April 25, 2002, W-H closed on the acquisition of U.S. Clay LP. U.S. Clay was formed to mine and market a significant sodium bentonite discovery in West Texas. Sodium bentonite is a basic component of drilling fluids and is used in the drilling of oil and natural gas wells. Total consideration for this acquisition was approximately $6.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks, uncertainties and assumptions. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. No assurance can be given that actual results will not differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, the current and expected future prices of crude oil and natural gas, capital expenditures by customers, the development and implementation of new technologies, weather conditions in offshore markets, risks associated with the occurrence of personal injuries, loss of life, damage or destruction of property, equipment or the environment and suspension of operations, our ability to attract and retain skilled workers, the loss of key members of management, competition in our industry, compliance with and developments in environmental and other governmental regulations, the loss of the use of certain technologies, the concentration of customers in the energy industry, our ability to successfully integrate future acquisitions, political and economic risks, an impairment of goodwill and restrictions on our ability to raise additional funds. For additional discussion of these risks, please see the discussion set forth under the heading "Factors That May Affect Future Results and Accuracy of Forward Looking Statements" contained in our most recent Annual Report filed on Form 10-K with the Securities and Exchange Commission. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

OVERVIEW OF THE MARKETS FOR OUR PRODUCTS AND SERVICES

     Demand for our products and services began to increase during the fourth quarter of 1999 and further increased in 2000 and the first half of 2001, primarily as a result of higher oil and natural gas prices. In July 2001, exploration and development activity levels in North America reached its peak for the year and began to decline as a result of lower oil and natural gas prices. This decline continued through the first quarter of 2002. The level of market improvement for our businesses for 2002 will be heavily dependent on whether oil and natural gas prices remain at levels that will encourage oil and natural gas companies to pursue exploration and development activities. According to statistics published by Baker Hughes, the average number of operating U.S. offshore rotary rigs was 140, 153 and 114, respectively for 2000, 2001 and the three months ended March 31, 2002. Additionally, for the same periods previously noted, the average number of operating U.S. rotary rigs was 918, 1,156 and 818. As a result of the decline in drilling rig activity levels, a number of our customers are exposed to decreased operating cash flows. With this in mind, we will closely monitor the realization of our operating assets.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

     Revenues. Revenues decreased by $2.6 million, or approximately 3%, to $76.4 million for the three months ended March 31, 2002 from $79.0 million for the three months ended March 31, 2001. This decrease is attributable to decreased activity levels within the oil and natural gas industry, including the effects of softness in pricing, offset by $5.3 million recognized during the quarter by CTS, which was acquired in May 2001.

     Revenues from our drilling related products and services decreased by $5.3 million, or approximately 9%, to $51.8 million for the three months ended March 31, 2002 from $57.1 million for the three months ended March 31, 2001. This decrease is primarily attributable to a decrease in drilling activity, including the effects of softness in pricing.

     Revenues from our completion and workover related products and services increased by $2.9 million, or approximately 20%, to $17.3 million for the three months ended March 31, 2002 from $14.4 million for the three months ended March 31, 2001. Revenue increased as a result of our acquisition of CTS in May 2001, offset by the effects of the decrease in activity levels, including softness in pricing.

     Revenues from our maintenance and safety related products and services decreased by $0.2 million, or approximately 3%, to $7.2 million for the three months ended March 31, 2002 from $7.4 million for the three months ended March 31, 2001. This decrease was primarily the result of a slight decrease in activity.

     Cost of Revenues. Cost of revenues decreased by $0.5 million, or approximately 1%, to $41.1 million for the three months ended March 31, 2002 from $41.6 million for the three months ended March 31, 2001. As a percentage of revenues, cost of revenues increased to 53.8% for the three months ended March 31, 2002 from 52.7% for the three months ended March 31, 2001. This increase is primarily the result of a significant portion of our costs being fixed, the effects of softness in pricing, and lower utilization of our manufacturing facilities and our service organization during a period of low drilling and workover activity levels.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.3 million, or approximately 17% to $15.8 million for the three months ended March 31, 2002 from $13.5 million for the three months ended March 31, 2001. The increase was attributable to our expansion of sales, administration and marketing personnel throughout 2001, along with the $1.0 million recognized during the quarter by CTS, which was acquired in May 2001. As a percentage of revenues, selling, general and administrative expenses increased to 20.7% for the three months ended March 31, 2002 from 17.1% for the three months ended March 31, 2001, due to a significant portion of these costs being fixed, as well as the effects of softness in pricing.

     Research and Development Expenses. Research and development expenses increased by $0.4 million, or approximately 25%, to $2.0 million for the three months ended March 31, 2002 from $1.6 million for the three months ended March 31, 2001. This increase was the result of increased research and development spending on our MWD/LWD and related technologies.

     Depreciation and Amortization. Depreciation and amortization increased by $1.4 million, or approximately 25%, to $7.1 million for the three months ended March 31, 2002 from $5.7 million for the three months ended March 31, 2001. This increase was the result of depreciation associated with our increased capital expenditures, as well as the effects from our acquisition of CTS.

     Interest and Other Expense. Interest and other expense for the three months ended March 31, 2002 was $1.5 million, a decrease of $0.4 million, or approximately 21% from $1.9 million for the three months ended March 31, 2001. The decrease was primarily due to an overall reduction of interest rates as well as realization of interest income from our marketable securities.

     Net Income (Loss). Net income for the three months ended March 31, 2002 was $5.5 million, a decrease of $3.4 million, from the $8.9 million reported for the three months ended March 31, 2001.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). We adopted SFAS No. 142 on January 1, 2002 as required, and will no longer record goodwill amortization expense. The effect of this change increased net income by $588,000 or $0.02 per share on a diluted basis, net of tax, for the three months ended March 31, 2002.

     According to SFAS No. 142, companies are required to identify their reporting units and determine the aggregate carrying values and fair values of all such reporting units. To the extent the carrying value of a reporting unit exceeds its relative fair value, a second step of the SFAS No. 142 impairment test is required.

This second step requires the comparison of the implied fair value of the reporting unit goodwill to its related carrying value, both of which must be measured by the company at the same point in time each year. Any initial loss resulting from a goodwill impairment test must be recorded as a change in accounting principle. We have performed all such assessments in accordance with SFAS No. 142 in the first quarter of 2002 which resulted in recording no goodwill impairment expense.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary uses for cash are working capital, capital expenditures, acquisitions and principal and interest payments on indebtedness. To the extent our cash requirements for working capital, capital expenditures, acquisitions and principal and interest payments on indebtedness exceed cash flow from operations; we must fund our cash requirements primarily through debt and equity financing activities.

     Working capital was $84.1 million as of March 31, 2002 and $86.9 million as of December 31, 2001. Net cash provided by operating activities was $9.7 million and $12.0 million for the three months ended March 31, 2002 and 2001, respectively. Decreases in working capital and cash flow from operating activities are principally the result of decreased levels of operating activity.

     Net cash used in investing activities was $8.7 million and $7.9 million for the three months ended March 31, 2002 and 2001, respectively. Net cash used in investing activities was principally the result of our capital expenditures program.

     Net cash used in financing activities was $1.5 million and $2.7 million for the three months ended March 31, 2002 and 2001, respectively. Net cash used in financing activities was primarily due to the repayment of debt obligations.

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

     On May 31, 2001, in connection with our acquisition of CTS, we amended and restated our $115.0 million credit facility increasing borrowing availability to $165.0 million. Our amended and restated credit facility includes the following features:

     - a Term A loan facility in the original amount of $40.0 million that will amortize over five years, will mature on October 16, 2005 and will require that we make annual principal repayments ranging from 0% of the original loan amount in the first year of the credit facility to 35% of the original loan amount on October 16, 2005;

     - a Term B loan facility in the original amount of $80.0 million that will amortize over six and one-half years, will mature on April 16, 2007 and will require that we make annual principal repayments of 1% of the original loan amount in each of the first six years of the credit facility with the outstanding balance due on April 16, 2007; and

     - a revolving credit facility of $45.0 million that may be borrowed, prepaid and reborrowed from time to time and will mature on October 16, 2005.

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

     Our credit facility is secured by a lien on all of our property and assets, a pledge of all of the capital stock of our domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our foreign subsidiaries. In addition, our credit facility is guaranteed by all of our domestic subsidiaries. The credit facility requires, among other things, that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, our ability to pay dividends and future investments. As of March 31, 2002 and December 31, 2001, we had outstanding borrowings under our credit facility of $116.0 million and $117.7 million, respectively.

     In connection with the CTS acquisition, we issued $4.5 million in convertible subordinated notes (the Notes) to eight individuals (the Sellers) as partial consideration for the acquisition. The Notes bear interest at 9% per annum, payment of which is due quarterly. The principal and accrued interest is due at the December 31, 2003 maturity date. The Sellers may convert the Notes into shares of common stock within 30 days of maturity at a rate of 0.0331 shares of common stock for each $1.00 of principal, subject to adjustment based upon various factors. We may redeem the Notes at our discretion at any time prior to maturity with no prepayment penalty. However, the Sellers would have the option to exercise the conversion feature prior to redemption. We have no present intention to exercise the redemption feature.

     For the three months ended March 31, 2002, we made capital expenditures, primarily for additional rental tool inventory, additional LWD and MWD tools, wireline equipment and coil tubing units, of $15.3 million, including expenditures for the replacement of equipment lost in hole. In addition, we incurred $2.0 million in research and development expenses for the three months ended March 31, 2002. Management believes that cash generated from operations, cash on-hand and amounts available under our revolving line of credit will provide sufficient funds for our identified capital projects, debt service and working capital requirements. However, part of our strategy involves the acquisition of companies that have products and services complementary to our existing strategic base of operations. Depending on the size of any future acquisitions, we may require additional debt financing, possibly in excess of the limits of the credit facility, or additional equity financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would increase our as adjusted interest expense by approximately $301,000, for the three months ended March 31, 2002.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 1.1       --   Underwriting Agreement dated June 22, 2001 among the
                Company, the Underwriters and the Selling Shareholders set
                forth therein.
 3.1       --   Restated Articles of Incorporation of the Company
                (incorporated by reference to Exhibit 3.1 of the Company's
                Registration Statement No. 333-43411 on Form S-1)
 3.2       --   Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
                Statement No. 333-43411 on Form S-1)
 4.1       --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.
                333-43411 on Form S-1)
 9.1       --   Amended and Restated Stockholders Agreement, dated March 26,
                1999 (incorporated by reference to Exhibit 9.1 of the
                Company's Registration Statement No. 333-43411 on Form S-1)
10.1(a)    --   Amendment No. 1 to Amended and Restated Employment Agreement
                of Kenneth T. White, Jr., dated January 24, 2001
                (incorporated by reference to Exhibit 10.1(a) of the
                Company's Annual Report on Form 10-K for the Year Ended
                December 31, 2000)**
10.1(b)    --   Amended and Restated Employment Agreement of Kenneth T.
                White, Jr., dated March 27, 1999 (incorporated by reference
                To Exhibit 10.1 of the Company's Registration Statement No.
                333-43411 on Form S-1)**
10.2       --   Employment Agreement of Jeffery L. Tepera, dated May 1,
                2000, as amended (incorporated by reference to Exhibit 10.2
                Of the Company's Registration Statement No. 333-43411 on
                Form S-1)**
10.3       --   Employment Agreement of William J. Thomas III, dated May 1,
                2000 (incorporated by reference to Exhibit 10.3 of the
                Company's Registration Statement No. 333-43411 on Form
                S-1)**
10.4       --   W-H Energy Services, Inc. 1997 Stock Option Plan
                (incorporated by reference to Exhibit 10.4 of the Company's
                Registration Statement No. 333-43411 on Form S-1)**
10.5       --   Warrant Agreement for Kenneth T. White, Jr. (incorporated by reference to Exhibit 10.6 of the Company's Registration
                Statement No. 333-43411 on Form S-1)
10.6       --   Non-Statutory Stock Option Agreement, dated March 29, 1999
                (incorporated by reference to Exhibit 10.5 of the Company's
                Registration Statement No. 333-43411 on Form S-1.)**
10.7       --   Warrant Agreement of William J. Thomas III (incorporated by reference to Exhibit 10.7 of the Company's Registration
                Statement No. 333-43411 on Form S-1)
10.8       --   Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement No.
                333-43411 on Form S-1)**
10.9       --   Agreement and Plan of Recapitalization among W-H Investment,
                L.P. and W-H Holdings, Inc. and the stockholders identified therein, dated August 11, 1997 (incorporated by reference to
                Exhibit 10.9 of the Company's Registration Statement No.
                333-43411 on Form S-1)

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
10.10      --   Amended and Restated TJC Transaction Advisory Agreement with
                TJC Management Corp., dated March 26, 1999 (incorporated by reference to Exhibit 10.11 of the Company's Registration
                Statement No. 333-43411 on Form S-1)
10.11      --   Purchase and Sale Agreement by and between W-H Energy
                Services, Inc. and Halliburton Energy Services, Inc., a
                Halliburton Company, dated January 22, 1999, as amended
                (incorporated by reference to Exhibit 10.12 of the Company's
                Registration Statement No. 333-43411 on Form S-1)
10.12      --   Agri-Empresa Stock Purchase Agreement, dated July 27, 1998
                (incorporated by reference to Exhibit 10.13 of the Company's
                Registration Statement No. 333-43411 on Form S-1)
10.14      --   Amended and Restated Credit Agreement dated as of May 31,
                2001 among W-H Energy Services, Inc., the Financial
                Institutions named, therein as lenders, Credit Suisse First
                Boston, as Syndication Agent, and Wells Fargo Bank Texas,
                N.A., as Administrative Agent (incorporated by reference to
                Exhibit 10.12 of the Company's Registration Statement No.
                333-62140 on Form S-1)
10.15      --   Employment Agreement of Ernesto Bautista, III, dated June 1,
                2000 (incorporated by reference to Exhibit 10.15 of The
                Company's Annual Report on Form 10-K for the Year Ended
                December 31, 2000)**
10.16      --   Employment Agreement of Stuart J. Ford, dated February 27,
                2002*, **
11.1       --   Computation of Per Share Earnings*
21.1       --   List of Subsidiaries of the Company (incorporated by
                reference to Exhibit 21.1 of the Company's Annual Report on
                Form 10-K for the Year Ended December 31, 2001)

---------------

*  Filed herewith

** Management contracts or compensatory plans or arrangements

b. Reports on Form 8-K

Form 8-K filed on April 17, 2002 (date of reported event April 12, 2002) reporting the termination of Arthur Andersen LLP as W-H's independent public accountants and the engagement of PricewaterhouseCoopers LLP as W-H's independent public accountants for 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          W-H ENERGY SERVICES, INC.

                                          By:     /s/ JEFFREY L. TEPERA
                                             -----------------------------------
                                                    Jeffrey L. Tepera
                                              Vice President, Secretary and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: May 15, 2002

                                          By:   /s/ ERNESTO BAUTISTA, III
                                             -----------------------------------
                                                   Ernesto Bautista, III
                                                     Vice President and
                                                    Corporate Controller
                                               (Principal Accounting Officer)

Date: May 15, 2002

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 1.1       --   Underwriting Agreement dated June 22, 2001 among the
                Company, the Underwriters and the Selling Shareholders set
                forth therein.
 3.1       --   Restated Articles of Incorporation of the Company
                (incorporated by reference to Exhibit 3.1 of the Company's
                Registration Statement No. 333-43411 on Form S-1)
 3.2       --   Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
                Statement No. 333-43411 on Form S-1)
 4.1       --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.
                333-43411 on Form S-1)
 9.1       --   Amended and Restated Stockholders Agreement, dated March 26,
                1999 (incorporated by reference to Exhibit 9.1 of the
                Company's Registration Statement No. 333-43411 on Form S-1)
10.1(a)    --   Amendment No. 1 to Amended and Restated Employment Agreement
                of Kenneth T. White, Jr., dated January 24, 2001
                (incorporated by reference to Exhibit 10.1(a) of the
                Company's Annual Report on Form 10-K for the Year Ended
                December 31, 2000)**
10.1(b)    --   Amended and Restated Employment Agreement of Kenneth T.
                White, Jr., dated March 27, 1999 (incorporated by reference
                To Exhibit 10.1 of the Company's Registration Statement No.
                333-43411 on Form S-1)**
10.2       --   Employment Agreement of Jeffery L. Tepera, dated May 1,
                2000, as amended (incorporated by reference to Exhibit 10.2
                Of the Company's Registration Statement No. 333-43411 on
                Form S-1)**
10.3       --   Employment Agreement of William J. Thomas III, dated May 1,
                2000 (incorporated by reference to Exhibit 10.3 of the
                Company's Registration Statement No. 333-43411 on Form
                S-1)**
10.4       --   W-H Energy Services, Inc. 1997 Stock Option Plan
                (incorporated by reference to Exhibit 10.4 of the Company's
                Registration Statement No. 333-43411 on Form S-1)**
10.5       --   Warrant Agreement for Kenneth T. White, Jr. (incorporated by reference to Exhibit 10.6 of the Company's Registration
                Statement No. 333-43411 on Form S-1)
10.6       --   Non-Statutory Stock Option Agreement, dated March 29, 1999
                (incorporated by reference to Exhibit 10.5 of the Company's
                Registration Statement No. 333-43411 on Form S-1.)**
10.7       --   Warrant Agreement of William J. Thomas III (incorporated by reference to Exhibit 10.7 of the Company's Registration
                Statement No. 333-43411 on Form S-1)
10.8       --   Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement No.
                333-43411 on Form S-1)**
10.9       --   Agreement and Plan of Recapitalization among W-H Investment,
                L.P. and W-H Holdings, Inc. and the stockholders identified therein, dated August 11, 1997 (incorporated by reference to
                Exhibit 10.9 of the Company's Registration Statement No.
                333-43411 on Form S-1)
10.10      --   Amended and Restated TJC Transaction Advisory Agreement with
                TJC Management Corp., dated March 26, 1999 (incorporated by reference to Exhibit 10.11 of the Company's Registration
                Statement No. 333-43411 on Form S-1)
10.11      --   Purchase and Sale Agreement by and between W-H Energy
                Services, Inc. and Halliburton Energy Services, Inc., a
                Halliburton Company, dated January 22, 1999, as amended
                (incorporated by reference to Exhibit 10.12 of the Company's
                Registration Statement No. 333-43411 on Form S-1)
10.12      --   Agri-Empresa Stock Purchase Agreement, dated July 27, 1998
                (incorporated by reference to Exhibit 10.13 of the Company's
                Registration Statement No. 333-43411 on Form S-1)
10.14      --   Amended and Restated Credit Agreement dated as of May 31,
                2001 among W-H Energy Services, Inc., the Financial
                Institutions named, therein as lenders, Credit Suisse First
                Boston, as Syndication Agent, and Wells Fargo Bank Texas,
                N.A., as Administrative Agent (incorporated by reference to
                Exhibit 10.12 of the Company's Registration Statement No.
                333-62140 on Form S-1)

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
10.15      --   Employment Agreement of Ernesto Bautista, III, dated June 1,
                2000 (incorporated by reference to Exhibit 10.15 of The
                Company's Annual Report on Form 10-K for the Year Ended
                December 31, 2000)**
10.16      --   Employment Agreement of Stuart J. Ford, dated February 27,
                2002*, **
11.1       --   Computation of Per Share Earnings*
21.1       --   List of Subsidiaries of the Company (incorporated by
                reference to Exhibit 21.1 of the Company's Annual Report on
                Form 10-K for the Year Ended December 31, 2001)

---------------

*  Filed herewith

** Management contracts or compensatory plans or arrangements