Form 10-Q
period 2002-06-30
W-H ENERGY SERVICES INC
filed 2002-08-14
CIK 1051034

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    (MARK ONE)
       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of August 2, 2002 there were outstanding 26,233,904 shares of Common Stock, par value $0.0001 per share, of the Registrant.

================================================================================

                            W-H ENERGY SERVICES, INC.

                                      INDEX

                                                                       PAGE
                                                                       ----
 PART I
               FINANCIAL INFORMATION
 Item 1.       Financial Statements..................................    1
               Consolidated Balance Sheets--
                 June 30, 2002 (unaudited) and December 31, 2001.....    1
               Consolidated Statements of Operations and
               Comprehensive Income (unaudited)--
                 Three months and six months ended June 30, 2002
                  and 2001...........................................    2
               Consolidated Statements of Cash Flows (unaudited)--
                 Six months ended June 30, 2002 and 2001.............    3
               Notes to Consolidated Financial Statements
                (unaudited) ..........................................   4
 Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................   10
 Item 3.       Quantitative and Qualitative Disclosure About Market
               Risk..................................................   15

 PART II
               OTHER INFORMATION
 Item 1.       Legal Proceedings.....................................   16
 Item 4.       Submission of Matters to a Vote of Security Holders...   16
 Item 6.       Exhibits and Reports on Form 8-K......................   16
 Signatures..........................................................   18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            W-H ENERGY SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     JUNE 30,       DECEMBER 31,
                                                                       2002              2001
                                                                  --------------    --------------
                                                                   (UNAUDITED)
                             ASSETS


Current Assets:
  Cash and cash equivalents ...................................   $       17,061    $       19,978
  Marketable securities .......................................               --            12,990
  Accounts receivable, net of allowance of $5,704 and
     $5,792, respectively .....................................           62,879            72,676
  Inventories .................................................           40,182            33,959
  Deferred income taxes .......................................            5,191             5,668
  Prepaid expenses and other ..................................            6,214             4,794
                                                                  --------------    --------------
          Total current assets ................................          131,527           150,065
Property and equipment, net ...................................          170,487           151,342
Goodwill and other intangibles, net ...........................           80,920            79,466
Other assets, net .............................................            9,459             3,738
                                                                  --------------    --------------
          Total assets ........................................   $      392,393    $      384,611
                                                                  ==============    ==============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ............................................   $       25,114    $       25,161
  Accrued liabilities .........................................           22,250            30,274
  Current maturities of long-term debt ........................            8,300             7,300
  Notes payable ...............................................            1,811               435
                                                                  --------------    --------------
          Total current liabilities ...........................           57,475            63,170
Long-term debt, net of current maturities .....................          110,525           114,925
Deferred income taxes .........................................           19,884            16,455
                                                                  --------------    --------------
          Total liabilities ...................................          187,884           194,550
                                                                  --------------    --------------
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding ..................               --                --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized, 26,143,847 and 25,772,626 shares issued and
     outstanding, respectively ................................                3                 3
  Additional paid-in capital ..................................          199,912           197,810
  Deferred compensation .......................................             (589)             (791)
  Unrealized gains on marketable securities ...................               --               218
  Cumulative translation adjustment ...........................            2,145              (750)
  Retained earnings (deficit) .................................            3,038            (6,429)
                                                                  --------------    --------------
          Total shareholders' equity ..........................          204,509           190,061
                                                                  --------------    --------------
          Total liabilities and shareholders' equity ..........   $      392,393    $      384,611
                                                                  ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            W-H ENERGY SERVICES, INC.


         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                                     ----------------------------    ----------------------------
                                                        2002            2001            2002            2001
                                                     ------------    ------------    ------------    ------------
                                                              (UNAUDITED)                     (UNAUDITED)
Revenues .........................................   $     73,258    $     94,286    $    149,611    $    173,242
Costs and expenses:
  Cost of revenues ...............................         40,403          48,090          81,544          89,655
  Selling, general and administrative ............         14,724          16,553          30,483          30,015
  Research and development .......................          2,458           1,954           4,468           3,563
  Depreciation and amortization ..................          7,560           6,433          14,638          12,141
                                                     ------------    ------------    ------------    ------------
          Total costs and expenses ...............         65,145          73,030         131,133         135,374
                                                     ------------    ------------    ------------    ------------
          Income from operations .................          8,113          21,256          18,478          37,868
Other (income) expense:
  Interest expense, net ..........................          1,491           2,056           2,915           3,977
  Other (income) expense, net ....................            111             (29)            170             (90)
                                                     ------------    ------------    ------------    ------------
          Income before income taxes .............          6,511          19,229          15,393          33,981
  Provision for income taxes .....................          2,506           7,602           5,926          13,423
                                                     ------------    ------------    ------------    ------------
          Net income .............................   $      4,005    $     11,627    $      9,467    $     20,558
                                                     ============    ============    ============    ============
Comprehensive income:
  Net income .....................................   $      4,005    $     11,627    $      9,467    $     20,558
  Reclassification adjustment for gains included
        in net income ............................            (81)             --            (218)             --
  Foreign currency translation adjustment ........          3,672              77           2,895            (920)
                                                     ------------    ------------    ------------    ------------
  Comprehensive income ...........................   $      7,596    $     11,704    $     12,144    $     19,638
                                                     ============    ============    ============    ============
Earnings per share:
  Basic ..........................................   $       0.15    $       0.51    $       0.36    $       0.91
  Diluted ........................................   $       0.15    $       0.44    $       0.34    $       0.79
Number of shares used in calculation of
  Earnings per share:
    Basic ........................................     26,056,431      22,939,067      25,943,871      22,632,853
    Diluted ......................................     27,619,932      26,469,218      27,461,778      26,143,983

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            W-H ENERGY SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,
                                                                  --------------------
                                                                    2002        2001
                                                                  --------    --------
                                                                      (UNAUDITED)
Cash Flows from Operating Activities:
  Net income ..................................................   $  9,467    $ 20,558
  Adjustments to reconcile net income to cash provided
     by operating activities--
     Depreciation and amortization ............................     14,638      12,141
     Gain on the sale of assets ...............................     (3,136)     (4,347)
     Deferred tax provision ...................................      3,906       3,780
     Amortization of deferred compensation ....................        202         202
     Amortization of deferred financing costs .................        410         244
     Tax benefit from employee stock option plan ..............        947          --
     Changes in operating assets and liabilities,
       excluding effects of acquisitions--
       Decrease (increase) in accounts receivable, net ........      9,465     (16,570)
       Increase in inventories ................................     (5,739)     (7,145)
       Increase in prepaid expenses and other .................     (1,385)        (74)
       Increase in long-term assets, net ......................         (6)     (2,378)
       (Decrease) increase in accounts payable and
           accrued liabilities ................................     (8,935)     19,635
                                                                  --------    --------
          Net cash provided by operating activities ...........     19,834      26,046
                                                                  --------    --------
Cash Flows from Investing Activities:
  Acquisition of business, net of cash acquired ...............     (6,095)    (33,146)
  Additions to property and equipment .........................    (33,185)    (30,002)
  Proceeds from the sale of marketable securities .............     12,772          --
  Proceeds from sale of property and equipment ................      4,848       6,558
                                                                  --------    --------
          Net cash used in investing activities ...............    (21,660)    (56,590)
                                                                  --------    --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt ..........................      1,953      51,236
  Payments on debt ............................................     (5,727)    (13,523)
  Proceeds from the issuance of common stock to the public ....         --      19,862
  Proceeds from the exercise of stock options and stock
     purchase warrants ........................................        655       5,147
                                                                  --------    --------
          Net cash (used in) provided by financing activities .     (3,119)     62,722
                                                                  --------    --------
Effect of exchange rate changes on cash .......................      2,028        (920)
Net (Decrease) Increase in Cash and Cash Equivalents ..........     (2,917)     31,258
Cash and Cash Equivalents, beginning of period ................     19,978       3,376
                                                                  --------    --------
Cash and Cash Equivalents, end of period ......................   $ 17,061    $ 34,634
                                                                  ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BUSINESS ORGANIZATION

   Description of Company

    W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, W-H) is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. W-H has the following three primary lines of business: (i) drilling related products and services, which include logging-while-drilling (LWD), measurement-while-drilling (MWD), rental tools (including drill pipe), downhole drilling motors and drilling fluids; (ii) completion and workover related products and services, which include cased-hole wireline logging, perforating and rental equipment, polymers and specialty chemicals, tubing and coiled tubing; and (iii) maintenance and safety related products and services, which include waste management and safety equipment.

   Basis of Presentation

    The unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the December 31, 2001 Consolidated Financial Statements and footnotes thereto included in W-H's 2001 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

   Accounting Policies and Procedures

    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). W-H adopted SFAS No. 142 on January 1, 2002 as required, and will no longer record goodwill amortization expense. The effect of this change increased net income by $588,000 and $1,176,000, respectively, or $0.02 and $0.05 per share, net of tax, for the three and six months ended June 30, 2002. On a fully diluted basis, the effect of this change was $0.02 and $0.04 per share, net of tax for the three and six months ended June 30, 2002.

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

   Recent Accounting Pronouncements

    In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred and will be effective for W-H on January 1, 2003. The adoption of this statement is not expected to have a material impact on W-H's consolidated financial position, results of operations or cash flows.

    In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement is not expected to have a material impact on W-H's consolidated financial position, results of operations or cash flows.

    In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for W-H on January 1, 2003. W-H is currently reviewing the provisions of SFAS No. 146 to determine its impact upon adoption.

2. EARNINGS PER SHARE

    Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and warrants. For the three and six months ended June 30, 2002, shares of 1,563,501 and 1,517,907, respectively, resulting from the assumed exercise of options or warrants, were added to the denominator because the inclusion of such shares would be dilutive. For the three and six months ended June 30, 2001, shares of 1,974,628 and 1,913,413, respectively, resulting from the assumed exercise of options or warrants, were added to the denominator because the inclusion of such shares would be dilutive. For the three and six months ended June 30, 2002, shares of 115,425 and 902,825, respectively, were excluded from the computation of earnings per common share, because the inclusion of such shares would be anti-dilutive.

3. ACQUISITIONS

     On April 25, 2002, W-H closed on the acquisition of U.S. Clay, LP. U.S. Clay was formed to mine and market a significant sodium bentonite discovery in West Texas. Sodium bentonite is a basic component of drilling fluids and is used in the drilling of oil and natural gas wells. Consideration for this acquisition was approximately $5.0 million in cash and $1.7 million in the form of promissory notes payable.

    On May 31, 2001, W-H acquired Louisiana-based Coil Tubing Services, L.L.C.
(CTS). CTS provides coiled tubing services for oil and natural gas wells located on land, in the inland waterways and offshore through its facility in Broussard, Louisiana. W-H acquired CTS for $33.1 million in cash, 372,340 shares of W-H common stock and $4.5 million in convertible subordinated notes.

4. DEBT

   Credit Facility

     On May 31, 2001, in connection with the acquisition of CTS, W-H amended and restated its $115 million credit facility, increasing the amount available for borrowing to $165 million. The amended and restated credit facility consists of a Term A and a Term B loan facility in the original amounts of $40.0 million and $80.0 million, respectively. Additionally, the amended and restated credit facility has a $45.0 million revolving loan commitment of which none was outstanding at June 30, 2002. The Term A loan facility matures on October 16, 2005 and requires payments escalating from zero in the first year to $14.0 million in the fifth year. The Term B loan facility matures on April 16, 2007 and requires principal payments of $0.8 million in each of the first six years with the outstanding balance being due on the maturity date. The revolving loan commitment matures on October 16, 2005. At W-H's option, amounts borrowed under the credit facility will bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus in each case, an applicable margin. The applicable margin ranges from 1.75% to 3.00% in the case of a LIBOR based loan under the revolving credit facility or the Term A loan facility and is 3.25% in the case of a LIBOR based loan under the Term B loan facility. For alternate base rate loans, the applicable margin ranges from 0.75% to 2.00% under the revolving credit facility and the Term A loan facility and is 2.25% under the Term B loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio. The credit facility, among other things, requires that W-H maintain certain financial ratios, limits the amount of capital expenditures that may be made and the amount of debt that may be incurred outside of the credit facility, future investments and restricts the ability to pay dividends. At June 30, 2002, W-H was in compliance with these restrictive covenants.

    The credit facility is secured by a lien on all of W-H's property and assets, a pledge of all of the capital stock of W-H's material domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H's foreign subsidiaries. In addition, the credit facility is guaranteed by all of W-H's material domestic subsidiaries.

   Convertible Subordinated Notes

    In connection with the CTS acquisition, W-H issued $4.5 million in convertible subordinated notes (the Notes) to eight individuals (the Sellers) as partial consideration for the acquisition. The Notes bear interest at 9% per annum, payment of which is due quarterly. The principal and accrued interest matures on December 31, 2003. The Sellers may convert the Notes into shares of common stock within 30 days of maturity at a rate of 0.0331 shares of common stock for each $1.00 of principal, subject to adjustment based upon various factors. W-H may redeem the Notes at its discretion at any time prior to maturity with no prepayment penalty. However, the Sellers would have the option to exercise the conversion feature prior to redemption. W-H has no present intention to exercise the redemption feature.

   Promissory Notes

    In connection with the U.S. Clay acquisition, W-H issued a total of $1.7 million in promissory notes payable as partial consideration for the acquisition. The notes are unsecured, do not bear interest and mature on the earlier of April 25, 2003 or the completion of U.S. Clay's bentonite processing facility to be located in Alpine, Texas

5. STOCK OPTIONS AND STOCK PURCHASE WARRANTS

    In June 2001, W-H's shareholders approved an amendment to W-H's stock option plan (the 1997 Option Plan) to increase the number of shares authorized for issuance pursuant to the 1997 Option Plan to 3,750,000. Each option granted under the 1997 Option Plan will contain such terms and conditions as may be approved by the Board of Directors or compensation committee (the Committee). To date, all options granted under the 1997 Option Plan vest over a four-year period and expire ten years from the grant date. If an optionee's employment terminates for any reason, the option may be exercised during the three month period following such termination, but only to the extent vested at the time of such termination. At June 30, 2002, 2,205,500 options were outstanding under the 1997 Option Plan.

    Additionally, on March 29, 1999, W-H issued 900,900 options to its chief executive officer (CEO) under a separate non-statutory option plan. The options issued to its CEO have a 10-year term and an exercise price of $4.45 per share. At June 30, 2002, all of these options were vested.

    A summary of W-H's stock options and warrants as of June 30, 2002 and December 31, 2001 is as follows:

                                           NUMBER OF SHARES
                                      --------------------------       PRICE
                                        OPTIONS       WARRANTS       PER SHARE
                                      -----------    -----------    -----------
 Outstanding December 31, 2001 ...     3,099,127        947,882     2.21-22.88
   Granted .......................       199,925             --    16.75-23.50
   Exercised/exchanged ...........      (152,338)      (228,750)    2.21-17.50
   Expired/canceled ..............       (40,314)            --     4.09-22.88
                                       ---------    -----------
 Outstanding June 30, 2002 .......     3,106,400        719,132     2.21-23.50
                                       ---------    -----------
 Exercisable at June 30, 2002 ....     1,601,141        719,132     2.21-22.88
                                       =========    ===========

    Under SFAS No. 123, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the historical option grants: risk-free interest rates of between 4.8%-7.0%; dividend rates of zero; average expected lives of between 6.9 and 8.6 years and expected volatilities of 60.2%-65.9%. The 2,250,500 options outstanding as of June 30, 2002 have a remaining contractual life of between 5.1 and 9.1 years.

    The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of and are highly sensitive to subjective assumptions, including the expected stock price volatility. W-H's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially effect the fair value estimate.

    Had compensation cost for the stock options granted to employees been determined under SFAS No. 123, net income and basic and diluted net income per share for the three and six months ended June 30, 2002 would have changed as indicated in the following pro forma amounts:

                                          THREE MONTHS         SIX MONTHS ENDED
                                      ENDED JUNE 30, 2002        JUNE 30, 2002
                                      -------------------      ----------------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income--
  As reported.....................       $  4,005              $  9,467
  Pro forma.......................          3,002                 7,461
Diluted net income per share--
  As reported.....................       $   0.15              $   0.34
  Pro forma.......................           0.11                  0.27

    W-H recorded deferred compensation totaling approximately $1.5 million for options granted in the first quarter of 2000. The deferred compensation will be amortized over the four-year vesting period of the individual stock options issued. The fair value of the common stock on the date of grant was determined based on a third-party entity valuation and taking into consideration certain industry and company-specific factors. During the three months and six months ended June 30, 2002, W-H recognized $101,000 and $202,000 in compensation expense relating to these options, respectively.

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

   Completion and Workover Related Products and Services

    The completion and workover related products and services segment provides products and services primarily to customers onshore in the Gulf Coast region and offshore in the Gulf of Mexico. These products include: (i) wireline logging, perforating and rental equipment; (ii) polymers and specialty chemicals; (iii) tubing; and (iv) coiled tubing.

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

    W-H recognizes revenues, cost of products and services, selling, general and administrative, and depreciation and amortization by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

    As of and for the three months ended June 30, 2002 (unaudited):

                                                      MAINTENANCE
                           DRILLING     COMPLETION    AND SAFETY      OTHER           TOTAL
                          -----------   -----------   -----------   -----------    -----------
Revenues ..............   $    47,000   $    19,212   $     7,046   $        --    $    73,258
Operating Income ......         5,739         3,447           709        (1,782)         8,113
EBITDA(a) .............        10,423         5,398         1,444        (1,602)        15,663
Total assets ..........       229,661       116,248        29,237        17,247        392,393
Capital expenditures ..        10,533         5,756         1,534            66         17,889

    As of and for the three months ended June 30, 2001 (unaudited):

                                                      MAINTENANCE
                           DRILLING     COMPLETION    AND SAFETY      OTHER           TOTAL
                          -----------   -----------   -----------   -----------    -----------
Revenues ..............   $    67,708   $    19,450   $     7,128   $        --    $    94,286
Operating Income ......        17,460         4,558           596        (1,358)        21,256
EBITDA(a) .............        21,685         6,058         1,276        (1,200)        27,819
Total assets ..........       189,537       100,989        25,683        37,996        354,205
Capital expenditures ..        13,911         3,659         1,374            43         18,987

    As of and for the six months ended June 30, 2002 (unaudited):

                                                      MAINTENANCE
                           DRILLING     COMPLETION    AND SAFETY      OTHER           TOTAL
                          -----------   -----------   -----------   -----------    -----------
Revenues ..............   $    98,804   $    36,544   $    14,263   $        --    $   149,611
Operating Income ......        13,954         6,746         1,138        (3,360)        18,478
EBITDA(a) .............        23,185        10,334         2,652        (3,023)        33,148
Total assets ..........       229,661       116,248        29,237        17,247        392,393
Capital expenditures ..        19,153        10,294         3,608           130         33,185


    As of and for the six months ended June 30, 2001 (unaudited):

                                                      MAINTENANCE
                           DRILLING     COMPLETION    AND SAFETY      OTHER           TOTAL
                          -----------   -----------   -----------   -----------    -----------
Revenues ..............   $   124,856   $    33,848   $    14,538   $        --    $   173,242
Operating Income ......        31,482         7,788         1,360        (2,762)        37,868
EBITDA(a) .............        39,567        10,373         2,685        (2,324)        50,301
Total assets ..........       189,537       100,989        25,683        37,996        354,205
Capital expenditures ..        20,200         6,261         3,447            94         30,002

--------

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

    W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands) (unaudited):

    Revenues:

                         FOR THE THREE MONTHS          FOR THE SIX MONTHS
                             ENDED JUNE 30,              ENDED JUNE 30,
                       -------------------------   -------------------------
                          2002          2001          2002          2001
                       -----------   -----------   -----------   -----------
The United States ..   $    59,060   $    83,376   $   120,709   $   153,028
The North Sea ......         7,540         6,178        16,704        10,682
Other ..............         6,658         4,732        12,198         9,532
                       -----------   -----------   -----------   -----------
          Total ....   $    73,258   $    94,286   $   149,611   $   173,242
                       ===========   ===========   ===========   ===========

    Operating Income:

                         FOR THE THREE MONTHS          FOR THE SIX MONTHS
                             ENDED JUNE 30,              ENDED JUNE 30,
                       -------------------------   -------------------------
                          2002          2001          2002          2001
                       -----------   -----------   -----------   -----------
The United States ..   $     4,695   $    17,474   $    11,130   $    32,551
The North Sea ......         1,258         1,687         4,008         1,962
Other ..............         2,160         2,095         3,340         3,355
                       -----------   -----------   -----------   -----------
          Total ....   $     8,113   $    21,256   $    18,478   $    37,868
                       ===========   ===========   ===========   ===========

    Long-Lived Assets:

                                       JUNE 30,      DECEMBER 31,
                                         2002           2001
                                    -------------   -------------
           The United States ....   $     231,155   $     214,796
           The North Sea ........          23,036          14,648
           Other ................           6,675           5,102
                                    -------------   -------------
                     Total ......   $     260,866   $     234,546
                                    =============   =============

7. SUBSEQUENT EVENTS

    On August 9, 2002, W-H closed on the acquisition of Boyd's Rental Tools. Boyd's provides a full line of wireline rental equipment including grease injector units, pipe recovery lubricators, air compressors, high-pressure risers, wireline blowout preventors and flanges to the oil and natural gas industry, primarily in the Southeastern United States and the Gulf of Mexico. Consideration for this acquisition was approximately $14.6 million in cash and 279,287 shares of W-H common stock, of which 122,887 shares will be held in escrow for a period of two years to satisfy any indemnification claims of W-H.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks, uncertainties and assumptions. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. No assurance can be given that actual results will not differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, the current and expected future prices of crude oil and natural gas, capital expenditures by customers, the development and implementation of new technologies, weather conditions in offshore markets, risks associated with the occurrence of personal injuries, loss of life, damage or destruction of property, equipment or the environment and suspension of operations, our ability to attract and retain skilled workers, the loss of key members of management, competition in our industry, compliance with and developments in environmental and other governmental regulations, the loss of the use of certain technologies, the concentration of customers in the energy industry, our ability to successfully integrate future acquisitions, political and economic risks, an impairment of goodwill and restrictions on our ability to raise additional funds. For additional discussion of these risks, please see the discussion set forth under the heading "Factors That May Affect Future Results and Accuracy of Forward Looking Statements" contained in our most recent Annual Report filed on Form 10-K/A with the Securities and Exchange Commission.

GENERAL

    We are a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. We have the following three primary lines of business: (i) drilling related products and services, which include logging-while-drilling
(LWD), measurement-while-drilling (MWD), rental tools (including drill pipe), downhole drilling motors and drilling fluids; (ii) completion and workover related products and services, which include cased-hole wireline logging, perforating and rental equipment, polymers and specialty chemicals, tubing and coiled tubing; and (iii) maintenance and safety related products and services, which include waste management and safety equipment.

OVERVIEW OF THE MARKETS FOR OUR PRODUCTS AND SERVICES

   Drilling Segment

    The drilling related products and services segment constituted approximately 66% of our total consolidated revenue through the first half of 2002. Approximately 29% of our 2002 drilling segment revenue was generated in various international locations which include Canada, the Middle East, the Mediterranean Sea, Europe, Brazil and the North Sea. However, the most significant portion of our drilling segment revenues is generated in the United States, including the Gulf of Mexico. Demand for our products and services began to increase during the fourth quarter of 1999 and further increased throughout 2000 and the first half of 2001, primarily as a result of higher oil and natural gas prices. In July 2001, exploration and development activity levels in the United States peaked and began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002 and has since modestly recovered. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 918, 1,156 and 811, respectively for 2000, 2001 and the six months ended June 30, 2002. The decline in exploration and development activity levels in the United States has significantly impacted our revenue and earnings generated in this key market. We anticipate that natural gas prices will increase to levels that will stimulate an increase in exploration and production activity, which we expect will also increase our revenues and EBITDA. However, the extent and timing of the recovery is difficult to predict as it will be dependent on several factors including, among others, general economic conditions, weather, the level of natural gas in storage and the level of natural gas production by gas producers.

    Outside of the United States, the North Sea remains our second key drilling segment market, particularly for LWD and MWD services. However, due to an unexpected enactment of UK tax law whereby a 10% supplementary tax is due on oil and gas profits derived from the North Sea, many of our customers have reduced drilling activity in this region. Since the beginning of 2002, the number of rotary rigs operating in the North Sea has declined from an average of 67 in January 2002 to an average of 42 in July 2002. We do not expect any marked increase in activity levels through the remainder of this year.

   Completion Segment

    This sector is our second largest business segment and provided approximately 24% of our total consolidated revenue through the first half of 2002. Revenues and EBITDA provided by the completion segment are almost exclusively derived from the United States and the Gulf of Mexico. Although activity levels in the completion and workover of existing oil and natural gas wells are undoubtedly linked to commodity prices, these endeavors are less commodity price sensitive than those found in the drilling segment. As a result, our completion segment has and continues to provide stability during prolonged downturns in drilling activity. Our focus on increased capital spending throughout 2001 and 2002, combined with our acquisition of Coil Tubing Services, LLC in May 2001, has strengthened and further diversified this segment of our business.

   Maintenance and Safety Segment

    Providing approximately 10% of our total consolidated revenue through the first half of 2002, this segment is focused entirely in and along the Gulf Coast region of the United States. Although somewhat seasonal in nature with higher activity levels in the early and late portions of the year, this segment is dependent upon the maintenance activity levels of refineries and petrochemical plants.

RESULTS OF OPERATIONS

    The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10Q.

   Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

    Revenues. Revenues decreased by $21.0 million, or approximately 22%, to $73.3 million for the three months ended June 30, 2002 from $94.3 million for the three months ended June 30, 2001. This decrease was attributable to reduced activity levels within the oil and natural gas industry, including the effects of softness in pricing, partially offset by the revenue contribution of CTS, which was acquired in May 2001.

    Revenues from our drilling related products and services decreased by $20.7 million, or approximately 31% to $47.0 million for the three months ended June 30, 2002 from $67.7 million for the three months ended June 30, 2001. This decrease was primarily attributable to a reduction in drilling activity, including the effects of softness in pricing.

    Revenues from our completion and workover related products and services decreased by $0.3 million, or approximately 1%, to $19.2 million for the three months ended June 30, 2002 from $19.5 million for the three months ended June 30, 2001. Although revenue declined as a result of lower activity levels and pricing, most of the decline was offset by the revenue contribution of CTS, which was acquired in May 2001.

    Revenues from our maintenance and safety related products and services remained flat at $7.1 million for the three months ended June 30, 2002 and 2001.

     Cost of Revenues. Cost of revenues decreased by $7.7 million, or approximately 16%, to $40.4 million for the three months ended June 30, 2002 from $48.1 million for the three months ended June 30, 2001. As a percentage of revenues, cost of revenues increased to 55.1% for the three months ended June 30, 2002 from 51.0% for the three months ended June 30, 2001. This increase was due to the effects of softness in pricing and lower utilization of our equipment and services during a period of reduced drilling and workover activity levels. In addition, our cost of revenues as a percentage of revenues was negatively impacted by our strategy of maintaining an optimal level of staffing and infrastructure to ensure that we are capable of benefiting fully from an increase in industry activity levels.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.9 million, or approximately 12% to $14.7 million for the three months ended June 30, 2002 from $16.6 million for the three months ended June 30, 2001. The decrease was attributable to a reduction in sales incentives, bonuses and marketing expenses resulting from the decreased activity levels within the oil and natural gas industry, offset by additional expenses attributable to the operations of CTS, which was acquired in May 2001. As a percentage of revenues, selling, general and administrative expenses increased to 20.1% for the three months ended June 30, 2002 from 17.6% for the three months ended June 30, 2001, due to our strategy of maintaining an optimal level of staffing and infrastructure to ensure that we are capable of benefiting fully from an increase in industry activity levels.

    Research and Development Expenses. Research and development expenses increased by $0.5 million, or approximately 25%, to $2.5 million for the three months ended June 30, 2002 from $2.0 million for the three months ended June 30, 2001. This increase was the result of increased research and development spending on our MWD/LWD and related technologies. We believe it is necessary to maintain our investment in developing new technologies during the current downturn in drilling to ensure that we are able to benefit fully from future increases in industry activity levels.

    Depreciation and Amortization. Depreciation and amortization increased by $1.2 million, or approximately 19%, to $7.6 million for the three months ended June 30, 2002 from $6.4 million for the three months ended June 30, 2001. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisition of CTS.

    Interest and Other Expense. Interest and other expense for the three months ended June 30, 2002 was $1.6 million, a decrease of $0.4 million, or approximately 20% from $2.0 million for the three months ended June 30, 2001. This decrease was primarily due to an overall reduction of interest rates, as well as realization of interest income from our marketable securities.

    Net Income. Net income for the three months ended June 30, 2002 was $4.0 million, a decrease of $7.6 million, from the $11.6 million reported for the three months ended June 30, 2001.

   Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

    Revenues. Revenues decreased by $23.6 million, or approximately 14%, to $149.6 million for the six months ended June 30, 2002 from $173.2 million for the six months ended June 30, 2001. This decrease was attributable to reduced activity levels within the oil and natural gas industry, including the effects of softness in pricing, partially offset by the revenue contribution of CTS which was acquired in May 2001.

    Revenues from our drilling related products and services decreased by $26.1 million, or approximately 21%, to $98.8 million for the six months ended June 30, 2002 from $124.9 million for the six months ended June 30, 2001. This decrease was primarily attributable to a reduction in drilling activity, including the effects of softness in pricing.

    Revenues from our completion and workover related products and services increased by $2.7 million, or approximately 8%, to $36.5 million for the six months ended June 30, 2002 from $33.8 million for the six months ended June 30, 2001. Revenue increased as a result of the revenue contribution of CTS which was acquired in May 2001, offset by the effects of lower activity levels and prices.

    Revenues from our maintenance and safety related products and services decreased by $0.2 million, or approximately 1%, to $14.3 million for the six months ended June 30, 2002 from $14.5 million for the six months ended June 30, 2001. This decrease was primarily the result of a slight decline in activity.

     Cost of Revenues. Cost of revenues decreased by $8.2 million, or approximately 9%, to $81.5 million for the six months ended June 30, 2002 from $89.7 million for the six months ended June 30, 2001. As a percentage of revenues, cost of revenues increased to 54.5% for the six months ended June 30, 2002 from 51.8% for the six months ended June 30, 2001. This increase was due to the effects of softness in pricing and lower utilization of our equipment and services during a period of reduced drilling and workover activity levels. In addition, our cost of revenues as a percentage of revenues was negatively impacted by our strategy of maintaining an optimal level of staffing and infrastructure to ensure that we are capable of benefiting fully from an increase in industry activity levels.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.5 million, or approximately 2% to $30.5 million for the six months ended June 30, 2002 from $30.0 million for the six months ended June 30, 2001. The increase was attributable to additional expenses related to the operations of CTS which was acquired in May 2001, offset by a reduction in sales incentives, bonuses and marketing expenses resulting from the decreased activity levels within the oil and natural gas industry. As a percentage of revenues, selling, general and administrative expenses increased to 20.4% for the six months ended June 30, 2002 from 17.3% for the six months ended June 30, 2001, due to our strategy of maintaining an optimal level of staffing and infrastructure to ensure that we are capable of benefiting fully from an increase in industry activity levels.

    Research and Development Expenses. Research and development expenses increased by $0.9 million, or approximately 25%, to $4.5 million for the six months ended June 30, 2002 from $3.6 million for the six months ended June 30, 2001. This increase was the result of increased research and development spending on our MWD/LWD and related technologies. We believe it is necessary to maintain our investment in developing new technologies during the current downturn in drilling to ensure that we are able to benefit fully from future increases in industry activity levels.

    Depreciation and Amortization. Depreciation and amortization increased by $2.5 million, or approximately 21%, to $14.6 million for the six months ended June 30, 2002 from $12.1 million for the six months ended June 30, 2001. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisition of CTS.

    Interest and Other Expense. Interest and other expense for the six months ended June 30, 2002 was $3.1 million, a decrease of $0.8 million, or approximately 21% from $3.9 million for the six months ended June 30, 2001. This decrease was primarily due to an overall reduction of interest rates as well as realization of interest income from our marketable securities.

    Net Income. Net income for the six months ended June 30, 2002 was $9.5 million, a decrease of $11.1 million, from the $20.6 million reported for the six months ended June 30, 2001.

Recent Accounting Pronouncements

    In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred and will be effective on January 1, 2003. The adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

    In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

    In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective on January 1, 2003. We are currently reviewing the provisions of SFAS No. 146 to determine its impact upon adoption.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary uses for cash are working capital, capital expenditures, acquisitions, and principal and interest payments on indebtedness. To the extent our cash requirements for working capital, capital expenditures, acquisitions and principal and interest payments on indebtedness exceed cash flow from operations, we must fund our cash requirements primarily through debt and equity financing activities.

    Working capital was $74.1 million as of June 30, 2002 and $86.9 million as of December 31, 2001. Net cash provided by operating activities was $19.8 million and $26.0 million for the six months ended June 30, 2002 and 2001, respectively. Decreases in working capital and cash flow from operating activities are principally the result of decreased levels of operating activity.

    Net cash used in investing activities was $21.7 million and $56.6 million for the six months ended June 30, 2002 and 2001, respectively. Net cash used in investing activities was principally the result of our capital expenditures program and the acquisitions of U.S. Clay in April 2002 and CTS in May 2001.

    Net cash used in financing activities was $3.1 million for the six months ended June 30, 2002. Net cash provided by financing activities was $62.7 million for the six months ended June 30, 2001. Net cash used in financing activities in 2002 was primarily due to the repayment of debt obligations. Net cash provided by financing activities in 2001 was primarily from the increase in our credit facility to finance the CTS acquisition and the proceeds obtained from our secondary offering in the second quarter of 2001.

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

    On May 31, 2001, in connection with our acquisition of CTS, we amended and restated our $115.0 million credit facility increasing borrowing availability to $165.0 million. Our amended and restated credit facility includes the following features:

    o a Term A loan facility in the original amount of $40.0 million that will amortize over five years, will mature on October 16, 2005 and will require that we make annual principal repayments ranging from 0% of the original loan amount in the first year of the credit facility to 35% of the original loan amount on October 16, 2005;

    o a Term B loan facility in the original amount of $80.0 million that will amortize over six and one-half years, will mature on April 16, 2007 and will require that we make annual principal repayments of 1% of the original loan amount in each of the first six years of the credit facility with the outstanding balance due on April 16, 2007; and

    o a revolving credit facility of $45.0 million that may be borrowed, prepaid and reborrowed from time to time and will mature on October 16, 2005.

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

    Our credit facility is secured by a lien on all of our property and assets, a pledge of all of the capital stock of our material domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our foreign subsidiaries. In addition, our credit facility is guaranteed by all of our material domestic subsidiaries. The credit facility, among other things, requires that we maintain certain financial ratios, limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, future investments and restricts our ability to pay dividends.
As of June 30, 2002 and December 31, 2001, we had outstanding borrowings under our credit facility of $114.3 million and $117.7 million, respectively.

    In connection with the CTS acquisition, we issued $4.5 million in convertible subordinated notes (the Notes) to eight individuals (the Sellers) as partial consideration for the acquisition. The Notes bear interest at 9% per annum, payment of which is due quarterly. The principal and accrued interest matures on December 31, 2003. The Sellers may convert the Notes into shares of common stock within 30 days of maturity at a rate of 0.0331 shares of common stock for each $1.00 of principal, subject to adjustment based upon various factors. We may redeem the Notes at our discretion at any time prior to maturity with no prepayment penalty. However, the Sellers would have the option to exercise the conversion feature prior to redemption. We have no present intention to exercise the redemption feature.

    In connection with the U.S. Clay acquisition, we issued a total of $1.7 million in promissory notes payable as partial consideration for the acquisition. The notes are unsecured, do not bear interest and mature on the earlier of April 25, 2003 or the completion of U.S. Clay's bentonite processing facility to be located in Alpine, Texas

    For the six months ended June 30, 2002, we made capital expenditures, primarily for additional rental tool inventory, additional LWD and MWD tools, wireline equipment and coil tubing units, of $33.2 million, including expenditures for the replacement of equipment lost in hole. In addition, we incurred $4.5 million in research and development expenses for the six months ended June 30, 2002. Management believes that cash generated from operations, cash on-hand and amounts available under our revolving line of credit will provide sufficient funds for our identified capital projects, debt service and working capital requirements. However, part of our strategy involves the acquisition of companies that have products and services complementary to our existing strategic base of operations. Depending on the size of any future acquisitions, we may require additional debt financing, possibly in excess of the limits of the credit facility, or additional equity financing.

    With the exception of the operating leases on real property and automobiles, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates, foreign currency exchange rates and volatility of our stock price.

    Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would increase our as adjusted interest expense by approximately $603,000, for the six months ended June 30, 2002.

    Foreign Currency Exchange Risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently do not hedge against foreign currency translation risks, and we believe that foreign currency exchange risk is not significant to our operations.

    Stock Price Volatility. Our ability to raise capital at a reasonable cost of capital is, in part, affected by the price of our stock. The market price of our stock may be influenced by many factors including variations in earnings of the company, variations in oil and natural gas prices, investor perceptions of us and other oilfield service companies and the liquidity of the market for our common stock.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For a description of certain previously disclosed legal proceedings to which we are a party, please see the discussions set forth in Item 1 under the heading "-- Licenses, Patents and Trademarks" and in Item 3 contained in our Annual Report on Form 10-K/A filed on March 25, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2002 annual meeting of the shareholders of the Company was held on May 22, 2002. The purpose of the annual meeting was to elect directors to the Company's Board of Directors. The Board of Directors is composed of six members. At the annual meeting, each of the Company's then current directors was re-elected. The votes cast for each nominee and the votes withheld were as follows:

                                                For                             Withheld
                                             ----------                         --------
         Kenneth T. White, Jr.               15,826,948                         1,798,148
         Jonathan F. Boucher                 15,826,948                         1,798,148
         J. Jack Watson                      15,826,948                         1,798,148
         Christopher Mills                   15,826,948                         1,798,148
         Robert H. Whilden, Jr.              15,826,948                         1,798,148
         Milton L. Scott                     15,826,352                         1,844,844


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

                     10.9      -- Amended and Restated TJC Transaction
                                  Advisory Agreement With TJC Management Corp., dated March 26, 1999 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement No. 333-43411 on Form S-1)

                     10.10     -- Purchase and Sale Agreement by and between
                                  W-H Energy Services, Inc. and Halliburton
                                  Energy Services, Inc., a Halliburton Company, dated January 22, 1999, as amended (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement No. 333-43411 on Form S-1)

                     10.11     -- Amended and Restated Credit Agreement dated
                                  as of May 31, 2001 among W-H Energy Services, Inc., the Financial Institutions named, therein as lenders, Credit Suisse First Boston, as Syndication Agent, and Wells Fargo Bank Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement No. 333-62140 on Form S-1)

                     10.12     -- Employment Agreement of Ernesto Bautista,
                                  III, dated June 1, 2000 (incorporated by reference to Exhibit 10.15 of The Company's Annual Report on Form 10-K for the Year Ended December 31, 2000) **

                     10.13     -- Employment Agreement of Stuart J. Ford,
                                  dated February 27, 2002 (incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)**

                     10.14     -- Rights Agreement, dated as of May 31, 2002,
                                  between the Company and Computershare Trust
                                  Company, Inc., as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed with the Securities Exchange Commission on June 5,
                                  2002).

                     11.1      -- Computation of Per Share Earnings*

                     21.1      -- List of Significant Subsidiaries of the
                                  Company*

----------

 * Filed herewith

** Management contracts or compensatory plans or arrangements

b.       REPORTS ON FORM 8-K

         Form 8-K filed on April 17, 2002 (date of reported event April 12,
2002) reporting the termination of Arthur Andersen LLP as W-H's independent public accountants and the engagement of PricewaterhouseCoopers LLP as W-H's independent public accountants for 2002.

         On June 3, 2002 the Company filed a Current Report on Form 8-K reporting the adoption of a shareholder rights plan. The Current Report was subsequently amended by Form 8-K/A filed on June 5, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              W-H ENERGY SERVICES, INC.


Date: August 14, 2002                By:    /s/ JEFFREY L. TEPERA
                                       ----------------------------------------
                                                    Jeffrey L. Tepera
                                              Vice President, Secretary and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: August 14, 2002                By:  /s/ ERNESTO BAUTISTA, III
                                         --------------------------------------
                                                 Ernesto Bautista, III
                                                  Vice President and
                                                 Corporate Controller
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX

                    EXHIBIT
                    NUMBER                  DESCRIPTION
                    -------    -------------------------------------------------
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

                     10.11     -- Amended and Restated Credit Agreement dated
                                  as of May 31, 2001 among W-H Energy Services,
                                  Inc., the Financial Institutions named,
                                  therein as lenders, Credit Suisse First
                                  Boston, as Syndication Agent, and Wells Fargo
                                  Bank Texas, N.A., as Administrative Agent
                                  (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement No.
                                  333-62140 on Form S-1)

                     10.12     -- Employment Agreement of Ernesto Bautista,
                                  III, dated June 1, 2000 (incorporated by reference to Exhibit 10.15 of The Company's
                                  Annual Report on Form 10-K for the Year Ended
                                  December 31, 2000) **

                     10.13     -- Employment Agreement of Stuart J. Ford,
                                  dated February 27, 2002 **

                     10.14     -- Rights Agreement, dated as of May 31, 2002,
                                  between the Company and Computershare Trust
                                  Company, Inc., as Rights Agent (incorporated by reference to Exhibit 1 to the Company's
                                  Registration Statement on Form 8-A filed with the Securities Exchange Commission on June 5,
                                  2002).

                     11.1      -- Computation of Per Share Earnings*

                     21.1      -- List of Significant Subsidiaries of the
                                  Company*

----------

 * Filed herewith

** Management contracts or compensatory plans or arrangements