Form 10-Q
period 2002-09-30
W-H ENERGY SERVICES INC
filed 2002-11-13
CIK 1051034

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      (MARK ONE)
         [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of November 4, 2002 there were outstanding 27,015,847 shares of Common Stock, par value $0.0001 per share, of the registrant.

===============================================================================

                           W-H ENERGY SERVICES, INC.

                                     INDEX

                                                                                                             PAGE
                                     PART I                                                                  ----
                             FINANCIAL INFORMATION
Item 1.     Financial Statements...............................................................................1
            Consolidated Balance Sheets-- September 30, 2002 (unaudited) and December 31, 2001.................1
            Consolidated  Statements of Operations and Comprehensive  Income (unaudited)-- Three months and nine months ended September 30, 2002 and 2001......................................................2
            Consolidated  Statements of Cash Flows  (unaudited)-- Nine months ended  September 30, 2002 and
            2001...............................................................................................3
            Notes to Consolidated Financial Statements (unaudited).............................................4
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............10
Item 3.     Quantitative and Qualitative Disclosure About Market Risk.........................................15
Item 4.     Controls and Procedures...........................................................................16

                                    PART II
                               OTHER INFORMATION
Item 2.     Change in Securities and Use of Proceeds..........................................................17
Item 5.     Other Information.................................................................................17
Item 6.     Exhibits and Reports on Form 8-K..................................................................17
Signatures....................................................................................................18
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002......................................19

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2002              2001
                                                                                    -------------    -------------
                                                                                     (UNAUDITED)
                                       ASSETS

Current Assets:
  Cash and cash equivalents..................................................        $  15,825         $  19,978
  Marketable securities......................................................               --            12,990
  Accounts receivable, net of allowance of $6,198 and $5,792, respectively...           68,486            72,676
  Inventories................................................................           39,124            33,959
  Deferred income taxes......................................................            3,973             5,668
  Prepaid expenses and other.................................................            7,938             4,794
                                                                                     ---------         ---------
          Total current assets...............................................          135,346           150,065
Property and equipment, net..................................................          182,711           151,342
Goodwill and other intangibles, net..........................................           95,839            79,466
Other assets, net............................................................            9,335             3,738
                                                                                     ---------         ---------
          Total assets.......................................................        $ 423,231         $ 384,611
                                                                                     =========         =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable...........................................................        $  22,117         $  25,161
  Accrued liabilities........................................................           23,995            30,274
  Current maturities of long-term debt.......................................            8,800             7,300
  Notes payable..............................................................            1,803               435
                                                                                     ---------         ---------
          Total current liabilities..........................................           56,715            63,170
Long-term debt, net of current maturities....................................          130,825           114,925
Deferred income taxes........................................................           19,684            16,455
                                                                                     ---------         ---------
          Total liabilities..................................................          207,224           194,550
                                                                                     ---------         ---------
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued
    and outstanding..........................................................               --                --
  Common stock, $0.0001 par value, 100,000,000 shares authorized, 26,900,520
    and 25,772,626 shares issued and outstanding, respectively...............                3                 3
  Additional paid-in capital.................................................          206,770           197,810
  Deferred compensation......................................................             (488)             (791)
  Unrealized gains on marketable securities..................................               --               218
  Cumulative translation adjustment..........................................            3,197              (750)
  Retained earnings (deficit)................................................            6,525            (6,429)
                                                                                     ---------         ---------
          Total shareholders' equity.........................................          216,007           190,061
                                                                                     ---------         ---------
          Total liabilities and shareholders' equity.........................        $ 423,231         $ 384,611
                                                                                     =========         =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                  ------------------------------    -----------------------------
                                                       2002             2001             2002            2001
                                                  --------------   --------------   --------------  -------------
                                                            (UNAUDITED)                       (UNAUDITED)
Revenues....................................        $    80,790      $   100,725      $   230,401     $   273,967
Costs and expenses:
  Cost of revenues..........................             45,645           52,634          127,189         142,289
  Selling, general and administrative.......             16,248           15,972           46,731          45,987
  Research and development..................              2,739            2,189            7,207           5,752
  Depreciation and amortization.............              8,638            7,038           23,276          19,179
                                                    -----------      -----------      -----------     -----------
          Total costs and expenses..........             73,270           77,833          204,403         213,207
                                                    -----------      -----------      -----------     -----------
          Income from operations............              7,520           22,892           25,998          60,760
Other expense:
  Interest expense, net.....................              1,763            2,198            4,678           6,175
  Other expense, net........................                 87              127              257              37
                                                    -----------      -----------      -----------     -----------
          Income before income taxes........              5,670           20,567           21,063          54,548
  Provision for income taxes................              2,183            8,126            8,109          21,549
                                                    -----------      -----------      -----------     -----------
          Net income........................        $     3,487      $    12,441      $    12,954     $    32,999
                                                    ===========      ===========      ===========     ===========
Comprehensive income:
  Net income................................        $     3,487      $    12,441      $    12,954     $    32,999
  Reclassification adjustment for gains
     included in net income.................                 --              300             (218)            300
  Foreign currency translation
     adjustment.............................              1,052            1,083            3,947            (163)
                                                    -----------      -----------      -----------     -----------
  Comprehensive income......................        $     4,539      $    13,824      $    16,683     $    33,136
                                                    ===========      ===========      ===========     ===========
Earnings per share:
  Basic.....................................        $      0.13      $      0.48      $      0.50     $      1.39
  Diluted...................................        $      0.13      $      0.45      $      0.48     $      1.24
Number of shares used in calculation of
  earnings per share:
     Basic..................................         26,563,146       25,750,464       26,152,426      23,683,477
     Diluted................................         27,515,283       27,429,007       27,196,648      26,592,424

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FOR THE NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                       ----------------------------
                                                                                           2002             2001
                                                                                       -----------      -----------
                                                                                                (UNAUDITED)
Cash Flows from Operating Activities:
  Net income.................................................................          $    12,954      $    32,999
  Adjustments to reconcile net income to cash provided by
   operating activities--
     Depreciation and amortization...........................................               23,276           19,179
     Gain on the sale of assets..............................................               (7,206)         (10,781)
     Deferred tax provision..................................................                4,924            9,017
     Amortization of deferred compensation...................................                  303              303
     Amortization of deferred financing costs................................                  615              449
     Tax benefit from employee stock option plan.............................                2,941               --
     Changes in operating assets and liabilities, excluding effects of acquisitions--
       Decrease (increase) in accounts receivable, net.......................                4,009          (18,266)
       Increase in inventories...............................................               (4,387)         (14,189)
       (Decrease) increase in prepaid expenses and other.....................               (3,103)             269
       Increase in long-term assets, net.....................................                 (295)          (2,436)
       (Decrease) increase in accounts payable and accrued liabilities.......              (11,300)          21,641
                                                                                       -----------      -----------
          Net cash provided by operating activities..........................               22,731           38,185
                                                                                       -----------      -----------
Cash Flows from Investing Activities:
  Acquisition of business, net of cash acquired..............................              (20,820)         (33,146)
  Additions to property and equipment........................................              (49,239)         (43,912)
  Increase in marketable securities..........................................                   --          (10,994)
  Proceeds from the sale of marketable securities............................               12,772               --
  Proceeds from sale of property and equipment...............................                9,659           13,964
                                                                                       -----------      -----------
          Net cash used in investing activities..............................              (47,628)         (74,088)
                                                                                       -----------      ------------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt.........................................               29,213           51,236
  Payments on debt...........................................................              (12,187)         (13,723)
  Proceeds from the issuance of common stock to the public...................                   --           19,862
  Proceeds from the exercise of stock options and stock purchase warrants....                1,020            5,190
                                                                                       -----------      -----------
          Net cash provided by financing activities..........................               18,046           62,565
                                                                                       -----------      -----------
Effect of exchange rate changes on cash......................................                2,698              163
Net (decrease) increase in Cash and Cash Equivalents.........................               (4,153)          26,825
Cash and Cash Equivalents, beginning of period...............................               19,978            3,376
                                                                                       -----------      -----------
Cash and Cash Equivalents, end of period.....................................          $    15,825      $    30,201
                                                                                       ===========      ===========

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BUSINESS ORGANIZATION

DESCRIPTION OF COMPANY

    W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, W-H) is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. W-H has the following three primary lines of business: (i) drilling related products and services, which include logging-while-drilling (LWD), measurement-while-drilling (MWD), rental tools (including drill pipe), downhole drilling motors, directional drilling and drilling fluids; (ii) completion and workover related products and services, which include cased-hole wireline logging, perforating and rental equipment, polymers and specialty chemicals, tubing and coiled tubing; and (iii) maintenance and safety related products and services, which include waste management and safety equipment.

BASIS OF PRESENTATION

    The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the December 31, 2001 Consolidated Financial Statements and footnotes thereto included in W-H's 2001 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

ACCOUNTING POLICIES AND PROCEDURES

    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). W-H adopted SFAS No. 142 on January 1, 2002 as required, and will no longer record goodwill amortization expense. The effect of this change increased net income by $588,000 and $1,764,000, respectively, or $0.02 and $0.07 per share, net of tax, for the three and nine months ended September 30, 2002. On a fully diluted basis, the effect of this change was $0.02 and $0.06 per share, net of tax for the three and nine months ended September 30, 2002.

    According to SFAS No. 142, companies are required to identify their reporting units and determine the aggregate carrying values and fair values of all such reporting units. To the extent the carrying value of a reporting unit exceeds its relative fair value, a second step of the SFAS No. 142 impairment test is required. This second step requires the comparison of the implied fair value of the reporting unit goodwill to its related carrying value, both of which must be measured by the company at the same point in time each year. Any initial loss resulting from a goodwill impairment test must be recorded as a change in accounting principle. W-H performed all such assessments in accordance with SFAS No. 142 in the first quarter of 2002 which resulted in W-H recording no goodwill impairment expense.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. The standard requires that legal obligations associated with the retirement of long-lived assets be recorded at fair value when incurred and will be effective for W-H on January 1, 2003. The adoption of this statement is not expected to have a material impact on W-H's consolidated financial position, results of operations or cash flows.

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

2.  EARNINGS PER SHARE

    Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and warrants. For the three and nine months ended September 30, 2002, shares of 952,137 and 1,044,222, respectively, resulting from the assumed exercise of options or warrants, were added to the denominator because the inclusion of such shares would be dilutive. For the three and nine months ended September 30, 2001, shares of 1,678,543 and 2,908,947, respectively, resulting from the assumed exercise of options or warrants, were added to the denominator because the inclusion of such shares would be dilutive. For the three and nine months ended September 30, 2002, shares of 1,198,487 and 916,075, respectively, were excluded from the computation of earnings per common share, because the inclusion of such shares would be anti-dilutive.

3.  ACQUISITIONS

    In August 2002, W-H completed the acquisition of Boyd's Bit Service, Inc. (Boyd's). Boyd's provides wireline rental equipment through its four facilities in Lake Charles and New Iberia, Louisiana, and Pearland and Alice, Texas. Consideration for this acquisition was approximately $14.6 million in cash and 279,287 shares of W-H common stock, of which 122,887 shares will be held in escrow for a period of two years to satisfy any indemnification claims of W-H.

     In April 2002, W-H completed the acquisition of U.S. Clay, L.P. (U.S.
Clay). U.S. Clay was formed to mine and market a sodium bentonite discovery in West Texas. Sodium bentonite is a basic component of drilling fluids used in the drilling of oil and natural gas wells. Consideration for this acquisition was approximately $5.0 million in cash, of which $600,000 is held in escrow for a period of two years to satisfy any indemnification claims of W-H, and $1.7 million in the form of promissory notes payable.

    In May 2001, W-H completed the acquisition of Louisiana-based Coil Tubing Services, L.L.C. (CTS). CTS provides coiled tubing services for oil and natural gas wells located on land, in the inland waterways and offshore in the Gulf of Mexico through its facility in Broussard, Louisiana. W-H acquired CTS for approximately $33.1 million in cash, $4.5 million in convertible subordinated notes, and 372,340 shares of W-H common stock, of which 168,085 shares will be held in escrow for a period of 18 months to satisfy any indemnification claims of W-H.

4.  DEBT

CREDIT FACILITY

    On May 31, 2001, in connection with the acquisition of CTS, W-H amended and restated its $115 million credit facility, increasing the amount available for borrowing to $165 million. The amended and restated credit facility consists of a Term A and a Term B loan facility in the original amounts of $40.0 million and $80.0 million, respectively. Additionally, the amended and restated credit facility has a $45.0 million revolving loan facility of which $22.5 million was outstanding at September 30, 2002. The Term A loan facility matures on October 16, 2005 and requires payments escalating from zero in the first year to $14.0 million in the fifth year. The Term B loan facility matures on April 16, 2007 and requires principal payments of $0.8 million in each of the first six years with the outstanding balance being due on the maturity date. The revolving loan facility matures on October 16, 2005. At W-H's option, amounts borrowed under the credit facility will bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus in each case, an applicable margin. The applicable margin ranges from 1.75% to 3.00% in the case of a LIBOR based loan under the revolving loan facility or the Term A loan facility and is 3.25% in the case of a LIBOR based loan under the Term B loan facility. For alternate base rate loans, the applicable margin ranges from 0.75% to 2.00% under the revolving loan facility and the Term A loan facility and is 2.25% under the Term B loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio. The credit facility, among other things, requires that W-H maintain certain financial ratios, limits the amount of capital expenditures that may be made, the amount of debt that may be incurred outside of the credit facility, future investments and our ability to pay dividends. At September 30, 2002, W-H was in compliance with these restrictive covenants.

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

PROMISSORY NOTES

    In connection with the U.S. Clay acquisition, W-H issued a total of $1.7 million in promissory notes payable as partial consideration for the acquisition. The notes are unsecured, do not bear interest and mature on the earlier of April 25, 2003 or the completion of U.S. Clay's bentonite processing facility in Alpine, Texas.

5.  STOCK OPTIONS AND STOCK PURCHASE WARRANTS

    A summary of W-H's stock options and warrants as of September 30, 2002 and December 31, 2001 is as follows:

                                            NUMBER OF SHARES
                                         ----------------------   PRICE PER
                                           OPTIONS    WARRANTS      SHARE
                                         -----------  ---------  -----------
    Outstanding December 31, 2001....    3,099,127     947,882    2.21-22.88
    Granted..........................      294,925          --   16.30-23.50
    Exercised/exchanged..............     (170,450)   (713,995)   2.21-17.50
    Expired/canceled.................      (42,564)         --    4.09-22.88
                                         ---------    --------
    Outstanding September 30, 2002...    3,181,038     233,887    2.21-23.50
                                         ---------    --------
    Exercisable at September 30,
      2002...........................    1,807,296     233,887    2.21-22.88
                                         =========    ========


    Under SFAS No. 123, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the historical option grants: risk-free interest rates of between 3.6%-7.0%; dividend rates of zero; average expected lives of between 6.9 and 8.6 years and expected volatilities of 60.2%-65.9%. The 3,181,038 options outstanding as of September 30, 2002 have a remaining contractual life of between 4.6 and 9.6 years.

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

    Had compensation cost for the stock options granted to employees been determined under SFAS No. 123, net income and basic and diluted net income per share for the three and nine months ended September 30, 2002 would have been reduced to the following pro forma amounts:

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                       SEPTEMBER 30, 2002    SEPTEMBER 30, 2002
                                       ------------------    ------------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
      Net income--
        As reported...................       $3,487               $12,954
        Pro forma.....................        2,846                11,031
      Diluted net income per share--
        As reported...................       $ 0.13               $  0.48
        Pro forma.....................         0.10                  0.41

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

DRILLING RELATED PRODUCTS AND SERVICES

    The drilling related products and services segment provides products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. These products and services are used primarily onshore in the United States, Canada, Brazil and the Middle East and offshore in the Gulf of Mexico, the North Sea, the Mediterranean Sea and Brazil. This segment consists of six primary business lines: (i) LWD; (ii) MWD; (iii) rental tools; (iv) downhole drilling motors;
(v) directional drilling and (vi) drilling fluids.

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

    W-H recognizes revenues, cost of products and services, selling, general and administrative, and depreciation and amortization by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

    As of and for the three months ended September 30, 2002 (unaudited):

                                                    MAINTENANCE
                             DRILLING  COMPLETION   AND SAFETY     OTHER      TOTAL
                            ---------  ----------   -----------  --------   --------
Revenues..............      $ 53,717   $  21,005     $  6,068    $    --    $ 80,790
Operating income (loss)        6,754       3,275         (646)    (1,863)      7,520
EBITDA(a).............        11,994       5,596          278     (1,696)     16,172
Total assets..........       237,205     138,545       28,041     19,440     423,231
Capital expenditures..        10,325       4,815          809        105      16,054

    As of and for the three months ended September 30, 2001 (unaudited):

                                                     MAINTENANCE
                              DRILLING  COMPLETION   AND SAFETY     OTHER      TOTAL
                             ---------  ----------   ----------- ---------  ----------
 Revenues..............      $ 71,146   $  22,885     $  6,694   $     --   $ 100,725
 Operating income (loss)       18,632       5,287          350     (1,377)     22,892
 EBITDA(a).............        22,916       7,284        1,078     (1,374)     29,904
 Total assets..........       201,296     107,280       26,173     40,854     375,603
 Capital expenditures..         7,117       5,199        1,361        233      13,910

    As of and for the nine months ended September 30, 2002 (unaudited):

                                                     MAINTENANCE
                              DRILLING  COMPLETION   AND SAFETY     OTHER      TOTAL
                             ---------  ----------   ----------- ---------  ----------
 Revenues..............      $152,521   $  57,549     $ 20,331   $     --   $ 230,401
 Operating income (loss)       20,708      10,021          492     (5,223)     25,998
 EBITDA(a).............        35,179      15,930        2,930     (4,719)     49,320
 Total assets..........       237,205     138,545       28,041     19,440     423,231
 Capital expenditures..        29,478      15,109        4,417        235      49,239

    As of and for the nine months ended September 30, 2001 (unaudited):

                                                     MAINTENANCE
                              DRILLING  COMPLETION   AND SAFETY     OTHER      TOTAL
                             ---------  ----------   ----------- ---------  ----------
 Revenues..............      $196,002   $  56,733     $ 21,232   $     --   $ 273,967
 Operating income (loss)       50,114      13,075        1,710     (4,139)     60,760
 EBITDA(a).............        62,483      17,657        3,763     (3,698)     80,205
 Total assets..........       201,296     107,280       26,173     40,854     375,603
 Capital expenditures..        27,317      11,460        4,808        327      43,912

----------

(a) W-H calculates EBITDA as earnings before interest income and expense, income taxes, depreciation and amortization and non-cash stock-based compensation expense. EBITDA should not be considered as an alternative to net income or any other measure of operating performance calculated in accordance with generally accepted accounting principles. EBITDA is widely used by financial analysts as a measure of financial performance. W-H's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.


    W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands) (unaudited):

REVENUES

                          FOR THE THREE MONTHS      FOR THE NINE MONTHS
                           ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                        -----------------------  ----------------------
                            2002         2001        2002         2001
                        -----------  ----------- -----------  --------
    The United States     $66,162      $89,237    $ 186,873    $ 242,265
    The North Sea...        9,071        6,708       25,774       17,390
    Other...........        5,557        4,780       17,754       14,312
                          -------      -------    ---------    ---------
              Total.      $80,790      $100,725   $ 230,401    $ 273,967
                          =======      ========   =========    =========

OPERATING INCOME

                          FOR THE THREE MONTHS      FOR THE NINE MONTHS
                           ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                        -----------------------  ----------------------
                            2002         2001        2002         2001
                        -----------  ----------- -----------  --------
    The United States     $ 5,025      $19,329     $16,154      $51,880
    The North Sea...        1,254        1,930       5,263        3,891
    Other...........        1,241        1,633       4,581        4,989
                          -------      -------     -------      -------
              Total.      $ 7,520      $22,892     $25,998      $60,760
                          =======      =======     =======      =======

LONG-LIVED ASSETS

                                   SEPTEMBER 30,     DECEMBER 31,
                                       2002              2001
                                   -------------     ------------
           The United States...      $ 255,753         $ 214,796
           The North Sea.......         22,117            14,648
           Other...............         10,015             5,102
                                     ---------         ---------
                     Total....       $ 287,885         $ 234,546
                                     =========         =========

7.  SUBSEQUENT EVENT

     In November 2002, W-H completed the acquisition of E.M. Hobbs, Inc.
(E.M. Hobbs). E.M. Hobbs provides cased-hole wireline services in the southwest region of Texas. Consideration for this acquisition was approximately $5.0 million in cash and 112,126 shares of W-H common stock, of which 39,461 shares will be held in escrow for a period of 2 years to satisfy any indemnification claims of W-H.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks, uncertainties and assumptions. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. No assurance can be given that actual results will not differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, the current and expected future prices of crude oil and natural gas, capital expenditures by customers, activity levels in the oil and natural gas exploration and production industry, the development and implementation of new technologies, weather conditions in offshore markets, risks associated with the occurrence of personal injuries, loss of life, damage or destruction of property, equipment or the environment and suspension of operations, our ability to attract and retain skilled workers, the loss of key members of management, competition in our industry, compliance with and developments in environmental and other governmental regulations, the loss of the use of certain technologies, the concentration of customers in the energy industry, our ability to successfully integrate future acquisitions, political and economic risks, an impairment of goodwill and restrictions on our ability to raise additional funds. For additional discussion of these risks, please see the discussion set forth under the heading "Factors That May Affect Future Results and Accuracy of Forward Looking Statements" contained in our most recent Annual Report filed on Form 10-K/A with the Securities and Exchange Commission.

OVERVIEW OF THE MARKETS FOR OUR PRODUCTS AND SERVICES

DRILLING RELATED PRODUCTS AND SERVICES

     Revenue from our drilling related products and services segment constituted approximately 66% of our total consolidated revenue through the first nine months of 2002. Approximately 29% of our 2002 drilling segment revenue was generated in various international locations which include Canada, the Middle East, the Mediterranean Sea, Europe, Brazil and the North Sea. However, the most significant portion of our drilling segment revenues is generated in the United States, including the Gulf of Mexico. In July 2001, exploration and development activity levels in the United States peaked and began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point drilling rig count levels reached a low of 738, and has since modestly recovered. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,156 and 825 for 2001 and the nine months ended September 30, 2002, respectively. The decline in exploration and development activity levels in the United States has significantly impacted our revenue and earnings generated in this key market.

     During the first ten months of 2002, natural gas prices have improved, but have yet to result in a meaningful increase in drilling activity. Concerns about the economy, the high level of natural gas in storage, and worries about the prospect of another mild winter are among the factors that are delaying the recovery. We believe that the overall natural gas picture remains positive for exploration and development activity as natural gas production continues to decline because of the decreased drilling activity. However, the extent and timing of a recovery is difficult to predict as it will depend on how the factors mentioned above are resolved.

    Outside of the United States, the North Sea remains our second key drilling segment market, particularly for LWD and MWD services. However, due to the unexpected enactment of a UK tax law imposing a 10% supplementary tax on oil and natural gas profits derived from the North Sea, many of our customers have reduced drilling activity in this region. According to statistics published by Baker Hughes, the number of rotary rigs operating in the North Sea declined from an average of 67 in January 2002 to an average of 49 in September 2002. We do not expect any marked increase in activity levels in the North Sea through the remainder of this year.

     In October 2002, we made a strategic decision to provide directional drilling services in the United States. Directional drilling services include the directing and steering of the well-path, by an onsite operator, to specific targets, while drilling the well bore. We believe that providing this service in the United States will increase the utilization of our LWD, MWD, and downhole drilling motor fleet. We currently provide directional drilling services in the Eastern Hemisphere.

COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

    This sector is our second largest business segment and provided approximately 26% of our total consolidated revenue through the first nine months of 2002. Revenues provided by the completion segment are almost exclusively derived from the United States and the Gulf of Mexico. Although activity levels in the completion and workover of existing oil and natural gas wells are linked to commodity prices, our completion segment is less commodity price sensitive than our drilling segment. As a result, our completion segment has and continues to provide stability during prolonged downturns in drilling activity. Our focus on increased capital spending throughout 2001 and 2002, combined with our acquisitions of CTS in May 2001, Boyd's in August 2002, and
E. M. Hobbs in November 2002, has strengthened and further diversified this segment of our business.

MAINTENANCE AND SAFETY RELATED PRODUCTS AND SERVICES

    Providing approximately 8% of our total consolidated revenue through the first nine months of 2002, our maintenance segment is focused entirely in and along the Gulf Coast region of the United States. Although somewhat seasonal in nature, with higher activity levels in the early and late portions of the year, this segment is dependent upon the maintenance activity levels of refineries and petrochemical plants. During 2002, we noted a decrease in turnaround activity in the petrochemical industry, which was more pronounced in the third quarter.

RECENT DEVELOPMENT

ADVERSE WEATHER CONDITIONS

Our results of operations were negatively impacted by the effects of adverse weather conditions brought on by Tropical Storm Isidore, Hurricane Lili and the wet weather conditions along the Gulf Coast. While the impact of these adverse weather conditions began near the end of the third quarter of 2002, they have had a more pronounced adverse effect on our fourth quarter results of operations.

RESULTS OF OPERATIONS

    The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-Q.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

    Revenues. Revenues decreased by $19.9 million, or approximately 20%, to $80.8 million for the three months ended September 30, 2002 from $100.7 million for the three months ended September 30, 2001. This decrease was attributable to reduced activity levels within the oil and natural gas industry, including the effects of softness in pricing, partially offset by the revenue contribution of Boyd's, which was acquired in August 2002. Additionally, our results of operations were negatively impacted by the effects of the adverse weather conditions previously discussed.

    Revenues from our drilling related products and services decreased by $17.4 million, or approximately 24%, to $53.7 million for the three months ended September 30, 2002 from $71.1 million for the three months ended September 30, 2001. This decrease was primarily attributable to a reduction in drilling activity, including the effects of softness in pricing and the adverse weather conditions previously discussed.

    Revenues from our completion and workover related products and services decreased by $1.9 million, or approximately 8%, to $21.0 million for the three months ended September 30, 2002 from $22.9 million for the three months ended September 30, 2001. Although revenue declined as a result of lower activity levels, pricing and the adverse weather conditions previously discussed, a portion of the decline was offset by the revenue contribution of Boyd's, which was acquired in August 2002.

    Revenues from our maintenance and safety related products and services decreased by $0.6 million, or approximately 9%, to $6.1 million for the three months ended September 30, 2002 from $6.7 million for the three months ended September 30, 2001, due to a significant reduction in the amount of turnaround activity in the petrochemical industry.

    Cost of Revenues. Cost of revenues decreased by $7.0 million, or approximately 13%, to $45.6 million for the three months ended September 30, 2002 from $52.6 million for the three months ended September 30, 2001. As a percentage of revenues, cost of revenues increased to 56.5% for the three months ended September 30, 2002 from 52.3% for the three months ended September 30, 2001. The increase in cost of revenues as a percentage of revenues was due to the effects of softness in pricing and lower utilization of our equipment and services during a period of reduced drilling and workover activity levels. In addition, our cost of revenues as a percentage of revenues was negatively impacted by our strategy of maintaining an optimal level of staffing and infrastructure to ensure that we are capable of benefiting fully from future increases in industry activity levels, as well as the adverse weather conditions previously discussed.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.3 million, or approximately 2%, to $16.3 million for the three months ended September 30, 2002 from $16.0 million for the three months ended September 30, 2001. The increase was a result of expenses attributable to the operations of Boyd's, which was acquired in August 2002, and increases in insurance costs, offset by a reduction in sales incentives, bonuses and marketing expenses resulting from the decreased activity levels within the oil and natural gas industry. As a percentage of revenues, selling, general and administrative expenses increased to 20.1% for the three months ended September 30, 2002 from 15.9% for the three months ended September 30, 2001, due to our strategy of maintaining an optimal level of staffing and infrastructure to ensure that we are capable of benefiting fully from future increases in industry activity levels.

    Research and Development Expenses. Research and development expenses increased by $0.5 million, or approximately 23%, to $2.7 million for the three months ended September 30, 2002 from $2.2 million for the three months ended September 30, 2001. This increase was the result of increased research and development spending on our MWD/LWD and related technologies. We believe it is necessary to maintain our investment in developing new technologies during the current downturn in drilling to ensure that we are capable of benefiting fully from future increases in industry activity levels.

    Depreciation and Amortization. Depreciation and amortization increased by $1.6 million, or approximately 23%, to $8.6 million for the three months ended September 30, 2002 from $7.0 million for the three months ended September 30, 2001. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisition of Boyd's.

    Interest and Other Expense. Interest and other expense for the three months ended September 30, 2002 was $1.9 million, a decrease of $0.4 million, or approximately 17% from $2.3 million for the three months ended September 30, 2001. This decrease was primarily due to an overall reduction of interest rates.

    Net Income. Net income for the three months ended September 30, 2002 was $3.5 million, a decrease of $8.9 million, from the $12.4 million reported for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

    Revenues. Revenues decreased by $43.6 million, or approximately 16%, to $230.4 million for the nine months ended September 30, 2002 from $274.0 million for the nine months ended September 30, 2001. This decrease was attributable to reduced activity levels within the oil and natural gas industry, including the effects of softness in pricing, partially offset by the revenue contribution of CTS which was acquired in May 2001 and Boyd's, which was acquired in August 2002. Additionally, our results of operations were negatively impacted by the effects of the adverse weather conditions previously discussed.

    Revenues from our drilling related products and services decreased by $43.5 million, or approximately 22%, to $152.5 million for the nine months ended September 30, 2002 from $196.0 million for the nine months ended September 30, 2001. This decrease was primarily attributable to a reduction in drilling activity, including the effects of softness in pricing and the adverse weather conditions previously discussed.

    Revenues from our completion and workover related products and services increased by $0.8 million, or approximately 1%, to $57.5 million for the nine months ended September 30, 2002 from $56.7 million for the nine months ended September 30, 2001. Revenues from this segment increased as a result of the revenue contribution of CTS which was acquired in May 2001 and Boyd's which was acquired in August 2002, but were offset by the effects of lower activity levels, pricing and the adverse weather conditions previously discussed.

    Revenues from our maintenance and safety related products and services decreased by $0.9 million, or approximately 4%, to $20.3 million for the nine months ended September 30, 2002 from $21.2 million for the nine months ended September 30, 2001, due to a significant reduction in the amount of turnaround activity in the petrochemical industry.

    Cost of Revenues. Cost of revenues decreased by $15.1 million, or approximately 11%, to $127.2 million for the nine months ended September 30, 2002 from $142.3 million for the nine months ended September 30, 2001. As a percentage of revenues, cost of revenues increased to 55.2% for the nine months ended September 30, 2002 from 51.9% for the nine months ended September 30, 2001. The increase in cost of revenues as a percentage of revenues was due to the effects of softness in pricing and lower utilization of our equipment and services during a period of reduced drilling and workover activity levels. In addition, our cost of revenues as a percentage of revenues was negatively impacted by our strategy of maintaining an optimal level of staffing and infrastructure to ensure that we are capable of benefiting fully from future increases in industry activity levels, as well as the adverse weather conditions previously discussed.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.7 million, or approximately 2%, to $46.7 million for the nine months ended September 30, 2002 from $46.0 million for the nine months ended September 30, 2001. The increase was attributable to additional expenses related to the operations of CTS which was acquired in May 2001 and Boyd's which was acquired in August 2002, and increases in insurance costs, offset by a reduction in sales incentives, bonuses and marketing expenses resulting from the decreased activity levels within the oil and natural gas industry. As a percentage of revenues, selling, general and administrative expenses increased to 20.3% for the nine months ended September 30, 2002 from 16.8% for the nine months ended September 30, 2001, due to our strategy of maintaining an optimal level of staffing and infrastructure to ensure that we are capable of benefiting fully from future increases in industry activity levels.

    Research and Development Expenses. Research and development expenses increased by $1.4 million, or approximately 24%, to $7.2 million for the nine months ended September 30, 2002 from $5.8 million for the nine months ended September 30, 2001. This increase was the result of increased research and development spending on our MWD/LWD and related technologies. We believe it is necessary to maintain our investment in developing new technologies during the current downturn in drilling to ensure that we are capable of benefiting fully from future increases in industry activity levels.

    Depreciation and Amortization. Depreciation and amortization increased by $4.1 million, or approximately 21%, to $23.3 million for the nine months ended September 30, 2002 from $19.2 million for the nine months ended September 30, 2001. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisitions of CTS and Boyd's.

    Interest and Other Expense. Interest and other expense for the nine months ended September 30, 2002 was $4.9 million, a decrease of $1.3 million, or approximately 21% from $6.2 million for the nine months ended September 30, 2001. This decrease was primarily due to an overall reduction of interest rates, as well as realization of interest income from our marketable securities.

    Net Income. Net income for the nine months ended September 30, 2002 was $13.0 million, a decrease of $20.0 million, from the $33.0 million reported for the nine months ended September 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

    Our primary uses for cash are working capital, capital expenditures, acquisitions, and principal and interest payments on indebtedness. Our strategy during the current downturn has been to increase our inventory, fixed assets, research and development expenditures, and personnel to ensure that we are capable of benefiting fully from future increases in industry activity levels. To the extent our cash requirements for working capital, capital expenditures, acquisitions and principal and interest payments on indebtedness exceed cash flow from operations, we must fund our cash requirements primarily through debt and equity financing activities.

    Working capital was $78.6 million as of September 30, 2002 and $86.9 million as of December 31, 2001. Net cash provided by operating activities was $22.7 million and $38.2 million for the nine months ended September 30, 2002 and 2001, respectively. Decreases in working capital and cash flow from operating activities are principally the result of decreased operating activity.

    Net cash used in investing activities was $47.6 million and $74.1 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in investing activities was principally the result of our capital expenditures program and the acquisitions of Boyd's in August 2002, U.S. Clay in April 2002 and CTS in May 2001.

    Net cash provided by financing activities was $18.0 million for the nine months ended September 30, 2002 and $62.6 million for the nine months ended September 30, 2001. Net cash provided by financing activities in 2002 was primarily due to revolver proceeds utilized to finance the Boyd's acquisition. Net cash provided by financing activities in 2001 was primarily from the increase in our credit facility to finance the CTS acquisition and a total of $23.9 million in proceeds obtained from our secondary offering of common stock and warrants.

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

    o a Term B loan facility in the original amount of $80.0 million that will amortize over six and one-half years, will mature on April 16, 2007 and will require that we make annual principal repayments of 1% of the original loan amount in each of the first six years of the credit facility with the outstanding balance due on April 16, 2007; and

    o a revolving loan facility of $45.0 million that may be borrowed, prepaid and reborrowed from time to time and will mature on October 16, 2005.

    At our option, amounts borrowed under the credit facility will bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.75% to 3.00% in the case of a LIBOR based loan under the revolving loan facility or the Term A loan facility and is 3.25% in the case of a LIBOR based loan under the Term B loan facility. For alternate base rate loans, the applicable margin ranges from 0.75% to 2.00% under the revolving loan facility and the Term A loan facility and is 2.25% under the Term B loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio.

    Our credit facility is secured by a lien on all of our property and assets, a pledge of all of the capital stock of our material domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our foreign subsidiaries. In addition, our credit facility is guaranteed by all of our material domestic subsidiaries. The credit facility, among other things, requires that we maintain certain financial ratios, limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, future investments and our ability to pay dividends. At September 30, 2002, W-H was in compliance with these restrictive covenants. As of September 30, 2002 and December 31, 2001, we had outstanding borrowings under our credit facility of $135.1 million and $117.7 million, respectively, of which $22.5 million and zero, respectively, were revolver debt.

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

    In connection with the U.S. Clay acquisition, we issued a total of $1.7 million in promissory notes payable as partial consideration for the acquisition. The notes are unsecured, do not bear interest and mature on the earlier of April 25, 2003 or the completion of U.S. Clay's bentonite processing facility in Alpine, Texas

    For the nine months ended September 30, 2002, we made capital expenditures of $49.2 million, primarily for rental tool inventory, LWD and MWD tools, wireline equipment and coil tubing units, including expenditures for the replacement of equipment lost in hole. In addition, we incurred $7.2 million in research and development expenses for the nine months ended September 30, 2002. Management believes that cash generated from operations, cash on-hand and amounts available under our revolving line of credit will provide sufficient funds for our identified capital projects, debt service and working capital requirements. However, part of our strategy involves the acquisition of companies that have products and services complementary to our existing strategic base of operations. Depending on the size of any future acquisitions, we may require additional debt financing, possibly in excess of the limits of the credit facility, or additional equity financing.

    With the exception of the operating leases on real property and vehicles, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

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

    Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would increase our as adjusted interest expense by approximately $1.1 million, for the nine months ended September 30, 2002.

    Foreign Currency Exchange Risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently do not hedge against foreign currency translation risks, and we believe that foreign currency exchange risk is not significant to our operations.

    Stock Price Volatility. Our ability to raise capital at a reasonable cost of capital is, in part, affected by the price of our stock. The market price of our stock may be influenced by many factors including variations in our earnings, variations in oil and natural gas prices, investor perceptions of us and other oilfield service companies and the liquidity of the market for our common stock.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Within 90 days before the filing of this quarterly report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer believe that:

     o our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and

     o our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

      (b) Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

                                    PART II.

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 9, 2002, the Company issued 279,287 shares of its common stock valued at $4.5 million to five individuals as partial consideration for the acquisition of 100% of the capital stock of Boyd's Bit Services, Inc., a Louisiana corporation. This issuance of securities was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 and Regulation D under the Securities Act of 1933.

ITEM 5.  OTHER INFORMATION

    The certifications of this Quarterly Report on Form 10-Q by our chief executive officer and chief financial officer required under Section 906 of the Sarbanes-Oxley Act of 2002 have been provided to the Securities and Exchange Commission in correspondence accompanying this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits

The documents listed on the Exhibit Index following the signature pages hereto are filed with this Periodic Report on Form 10-Q, and the contents of such
Exhibit Index are hereby incorporated herein by reference.

    b. Reports on Form 8-K

    On August 14, 2002, we filed a Current Report on Form 8-K reporting the certification by our chief executive officer and chief financial officer of our quarterly report on Form 10-Q for the quarter ended
June 30, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                W-H ENERGY SERVICES, INC.

Date:  November 13, 2002                  By:     /s/ JEFFREY L. TEPERA
                                             --------------------------
                                                 Jeffrey L. Tepera
                                              Vice President, Secretary and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)


Date:  November 13, 2002                  By:   /s/ ERNESTO BAUTISTA, III
                                             ------------------------------
                                                 Ernesto Bautista, III
                                                   Vice President and
                                                  Corporate Controller
                                               (Principal Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 I, Kenneth T. White, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of W-H Energy Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002



/s/ Kenneth T. White, Jr.
------------------------------------
Name:    Kenneth T. White, Jr.
Title:   President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 I, Jeffrey L. Tepera, certify that:

1. I have reviewed this quarterly report on Form 10-Q of W-H Energy Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002



/s/ Jeffrey L. Tepera
------------------------------------
Name:    Jeffrey L. Tepera
Title:   Vice President, Secretary and Chief Financial Officer

                                 EXHIBIT INDEX



      NUMBER                     EXHIBIT TITLE
      ------                     -------------
       3.1     --   Restated Articles of Incorporation of the Company
                    (incorporated by reference to Exhibit 3.1 of the Company's
                    Registration Statement No. 333-43411 on Form S-1)

       3.2     --   Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
                    Statement No. 333-43411 on Form S-1)

       4.1     --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement
                    No. 333-43411 on Form S-1)

      11.1     --   Computation of Per Share Earnings*

----------

 * Filed herewith