Form 10-K
period 2002-12-31
W-H ENERGY SERVICES INC
filed 2003-03-28
CIK 1051034

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                             ---------------------
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

                              TITLE OF EACH CLASS
                ------------------------------------------------
                   Common Stock, $0.0001 par value per share
  Rights to Purchase Series A Junior Participating Preferred Stock, $0.01 par
                                value per share
                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     As of June 28, 2002, approximately 26,143,847 shares of common stock, par value $0.0001 per share, of Registrant were outstanding and the aggregate market value of the outstanding shares of common stock of Registrant held by non-affiliates (based on the average bid and asked price of such shares on such date) was approximately $477,705,181.

     As of March 25, 2003, approximately 27,044,538 shares of common stock, par value $0.0001 per share, of Registrant were outstanding and the aggregate market value of the outstanding shares of common stock of Registrant held by non-affiliates (based on the average bid and asked price of such shares on such date) was approximately $393,684,954.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders, which the Registrant intends to file within 120 days of December 31, 2002, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           W-H ENERGY SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   19
Item 4.   Submission of Matters to a Vote of Security Holders.........   20
Item 4A.  Executive Officers of the Company...........................   20

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   21
Item 6.   Selected Consolidated Financial Data........................   22
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   24
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   31
Item 8.   Consolidated Financial Statements and Supplementary Data....   31
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   31

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   31
Item 11.  Executive Compensation......................................   31
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   31
Item 13.  Certain Relationships and Related Transactions..............   31
Item 14.  Controls and Procedures.....................................   32

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   32

Signatures............................................................   33
Certifications........................................................   34
Financial Statements..................................................  F-1
Exhibit Index

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     W-H Energy Services, Inc. and its subsidiaries (collectively, "W-H") is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. We have onshore operations in the United States, Canada, Brazil, Europe, North Africa and the Middle East and offshore operations off the coast of Brazil and in the Gulf of Mexico, the North Sea, the Persian Gulf, the Gulf of Suez and the Mediterranean Sea. Since our formation in 1989, we have entered the following three primary lines of business through acquisitions and have expanded our product and service offerings through a combination of acquisitions, internal growth and research and development:

     - drilling related products and services, which include logging-while-drilling ("LWD"), measurement-while-drilling ("MWD"), directional drilling, downhole drilling motors, rental tools (including drill pipe) and drilling fluids;

     - completion and workover related products and services, which include cased-hole wireline logging, perforating and associated rental equipment, polymers and specialty chemicals, rental tools (including tubing) and coiled tubing; and

     - maintenance and safety related products and services, which include waste management and safety equipment and services.

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

     Our customers include major and independent oil and natural gas companies, refining and petrochemical companies and other oilfield service companies.

     General information about us can be found at our internet website (www.whes.com). Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the United States Securities and Exchange Commission ("SEC").

STRATEGY

     Our strategy is to grow revenues and earnings by providing our customers with an alternative to the major integrated oilfield service companies while preserving our entrepreneurial culture. Our strategy consists of the following key components:

     Provide Leading Technology Solutions to Our Customers. We believe technology is an increasingly important aspect of our business. Improving technology helps us provide our customers with more efficient and cost-effective tools to find and produce oil and natural gas. We have invested a substantial amount of our time and resources in building our technology-based offerings. We believe our new products and services are among the best in the industry and will provide us with the opportunity to grow our business and service the needs of our customers. Some of our recent commercialized technological developments include:

        - Our Retrievable MWD system, including our patented wireline-retrievable MWD tool, which can be retrieved from the surface, thus reducing lost-in-hole costs if the drill string gets stuck;

        - Our Drilling Formation Tester (DFT) tool, an LWD tool that obtains wireline-equivalent data regarding formation pressure while drilling, offering time and cost savings as compared to open-hole wireline measurement of such data;

        - Our Gravity MWD service, which minimizes the adverse impact of magnetic interference while conducting directional surveying, thereby reducing reliance on conventional gyroscopic wireline surveys; and

        - Our Sensor Spool tool, a tool used to detect the precise location of pipe tool joints and connections during tripping, snubbing or removal of pipe through the well bore, thereby allowing for increased safety, fewer equipment failures and cost savings.

     We plan to use research and development expenditures to continue to develop our MWD and LWD technologies, including the following new technologies currently under development:

        - 3D Rotary Steerable (3DRS) technology, which is being developed to permit full steering and propulsion of a drill string without the use of a down-hole drilling motor, thereby improving drilling speed and the quality of the hole drilled;

        - Array Wave Resistivity (AWR) technology, which is being developed to improve the precision and predictability of formation data obtained through the analysis of electromagnetic wave transmissions through the formation surrounding a well bore; and

        - Slim Density Neutron Standoff Caliper (DNSC) technology, which is being developed to allow the measurement of formation porosity information in a wider range of borehole diameters than we currently offer.

     We have also introduced several innovative products and services to the market through our wireline, wireline rental and drilling fluids businesses. Some of these products and services include:

        - Our patented gravel pack service, which provides operators of oil and natural gas wells with a more precise method of installing gravel packs;

        - Our patented wireline side entry sub, which is used in pipe recovery applications; and

        - Our high performance lubricant, which allows the use of environmentally friendly water-based drilling fluids in deep, severe drilling environments.

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

     - directional drilling services;

     - downhole drilling motors, which are used in most wells drilled directionally;

     - high torque drill pipe, which is utilized in wells drilled directionally; and

     - specialized drilling fluids, which improve drilling performance.

     Expand the Breadth and Scope of Our International Operations. We offer LWD and MWD products and services, directional drilling services and downhole drilling motors internationally in select areas of the Eastern Hemisphere. In addition, we provide LWD and MWD products and services in Brazil and MWD products in Canada. We expect to continue expanding our international operations on a selective basis.

     Selectively Acquire Complementary Businesses and Technologies. We will continue to pursue acquisitions of complementary businesses which increase the technological base and expand the market reach of our product and service offerings. We intend to focus on acquisitions that expand our operations with new products and services, broaden our geographic scope, increase our market share and improve our ability to compete with the major integrated oilfield service companies. We also intend to provide management and key personnel of acquired businesses with stock-based incentives in our company and to continue to market these companies and technologies under their established names.

HISTORY

     The following table lists the operating subsidiaries that we have formed or acquired, either through stock or asset acquisitions, since 1989 and the business segments in which each of these subsidiaries operates. Three of these subsidiaries, Thomas Energy Services, Inc., Integrity Industries, Inc. and Agri-Empresa, Inc., operate in more than one segment.

                                                                           DATE
SEGMENT                                  OPERATING SUBSIDIARY         ACQUIRED/FORMED
-------                                  --------------------         ---------------
Drilling related products and
  services.......................  Thomas Tools, a division of        June 1994
                                   Thomas Energy Services, Inc.
                                   Drill Motor Services, Inc.         December 1995
                                   Integrity Industries, Inc.         September 1997
                                   Grinding and Sizing Company, Inc.  April 1998
                                   Agri-Empresa, Inc.                 July 1998
                                   PathFinder Energy Services, Inc.   March 1999
                                   Dyna-Drill Technologies, Inc.      March 1999
Completion and workover related
  products and services..........  Perf-O-Log, Inc.                   December 1990
                                   Integrity Industries, Inc.         September 1997
                                   Diamond Wireline Services, Inc.    October 1997
                                   Agri-Empresa, Inc.                 July 1998
                                   Thomas Tubing Specialists, a       July 1998
                                     division of Thomas Energy
                                     Services, Inc.
                                   Coil Tubing Services LLC           May 2001
                                   Boyd's Bit Service, Inc. dba       August 2002
                                     Boyd's Rental Tools
                                   E.M. Hobbs, Inc.                   November 2002
Maintenance and safety related
  products and services..........  Charles Holston, Inc.              April 1989
                                   Well Safe, Inc.                    May 1990

Since their acquisition by us, most of these companies have continued to be operated by their former owners and key managers.

BUSINESSES

  DRILLING RELATED PRODUCTS AND SERVICES

     Our drilling related products and services segment provides a broad range of products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. Currently, our drilling related products and services are used primarily onshore in the United States, Canada, Brazil, Europe, North Africa and the Middle East and offshore off the coast of Brazil and in the Gulf of Mexico, the North Sea, the Persian Gulf, the Gulf of Suez and the Mediterranean Sea. Our drilling related products and services consist of the following business lines:

     - LWD, MWD and directional drilling;
     - downhole drilling motors;
     - rental tools (including drill pipe); and
     - drilling fluids.

     LWD, MWD and Directional Drilling. Upon the acquisition of our PathFinder subsidiary in March 1999 from Halliburton Company, we became one of four companies worldwide that currently has the technological capability to offer a full complement of LWD products and services. In addition to indicating the possible presence of oil and natural gas, LWD tools provide real-time data about formation pressure, porosity and permeability which improves drilling performance. Also, data can be provided during the drilling process which can be correlated with previously obtained seismic information.

     Before the introduction of LWD technology, well formation data was traditionally obtained by lowering evaluation tools into the well with armored electro-mechanical cable, or wireline, from a truck on land or a skid unit offshore. Traditional open-hole wireline information can only be obtained after the well has been drilled or during the drilling process if drilling is halted and the drill string is removed from the well. An advantage that LWD has over traditional open-hole wireline logging is that costs are reduced as drilling rig downtime is minimized -- these savings can be substantial for offshore jobs where day rates for drilling currently range from $15,000 per day in shallow waters to $210,000 per day in deep waters. In addition, the real-time information transmitted during the drilling process can assist in making drilling decisions such as altering the path of the well bore to a point in the formation which, when compared with previously obtained seismic data, provides for enhanced recovery of oil and natural gas.

     We also provide MWD products and services, which involve the use of a downhole electronic instrument to locate and direct the drill bit to the intended target. This capability is primarily utilized when drilling directional (non-vertical) wells which represent an increasing percentage of overall drilling activity, particularly offshore. In order to drill a directional well, the driller must be able to determine the precise direction the drill bit is moving during the drilling operation. MWD tools enable the driller to make this determination by transmitting the angle and direction of the well bore. This data is received at the surface enabling the driller to adjust the drilling path as necessary.

     We entered the MWD business in 1998 with the commercialization of an MWD system after three years of internal research and development. Additionally, in connection with our acquisition of Pathfinder from Halliburton Company, we acquired the Pathfinder MWD kits, which may also be used in conjunction with our LWD tools.

     In October 2002, we made a strategic decision to provide directional drilling services in North America. Directional drilling services include the directing and steering of the path of the well bore by an on-site operator to specific targets in the formation. We believe that providing this service in North America will increase the utilization of our LWD, MWD and downhole drilling motor fleet. Prior to October 2002, we only provided directional drilling services in select areas of the Eastern Hemisphere.

     Our LWD, MWD and directional drilling services are provided by our wholly-owned subsidiary, PathFinder Energy Services. A typical LWD job involves deployment of LWD tools and one to three skilled LWD field engineers to a customer's drill site and generally lasts five days for onshore jobs and 20 days for offshore jobs. A typical MWD job involves deployment of MWD tools and a skilled MWD field engineer to a customer's drill site and generally lasts 15 days for onshore jobs and 20 days for offshore jobs. A typical directional drilling job involves deployment of job specific tools and two drillers and generally lasts from 10 to 60 days.

     We market these services through an internal sales force. Our customers typically utilize these services on a per well basis. We charge our customers for these services primarily on a per day rental basis. Our LWD, MWD and directional drilling businesses are currently operated from service facilities in Midland and Victoria, Texas; Lafayette, Louisiana; Casper, Wyoming; Edmonton, Canada; Macae, Brazil; Cairo, Egypt; Dubai, United Arab Emirates; Aberdeen, Scotland and Stavanger, Norway.

     Downhole Drilling Motors. We are a manufacturer and supplier of downhole drilling motors. We provide downhole drilling motors internally to PathFinder's directional drilling business, exploration and production companies and other oilfield service companies. Our drilling motors business is conducted by our two wholly owned subsidiaries, Drill Motor Services and Dyna-Drill Technologies.

     Drill Motor Services' rental product line consists of a wide range of sizes of downhole drilling motors ranging from 1 11/16 inches to 11 1/2 inches in outside diameter for use at various drilling depths. The components of the drill motor are designed to operate at various speeds and torque levels and to withstand severe environmental conditions such as high temperatures, hard rock and abrasive muds.

     In connection with the PathFinder acquisition, we acquired a second line of rental downhole drilling motors and the related manufacturing equipment which had been operated and marketed by Halliburton under the brand Dyna-Drill. The Dyna-Drill downhole drilling motors are manufactured and repaired by our subsidiary, Dyna-Drill Technologies. In addition to complementing our Drill Motor Services line of downhole drilling motors, the manufacturing equipment enables us to support both motor lines and to provide manufacturing and repair services for other oilfield service companies. Dyna-Drill Technologies is one of only a limited number of companies worldwide that manufacture the power section of downhole drilling motors.

     We typically charge our customers for the use of our drilling motors on the basis of hours of usage. We market our downhole drilling motors and services directly through our internal sales force and operating managers at locations in Lafayette, Louisiana; Houston, Texas; Elk City, Oklahoma; Aberdeen, Scotland; and Stavanger, Norway.

     Rental Tools (including drill pipe). We provide a broad range of rental equipment and tools for the drilling of oil and natural gas wells. Our rental equipment allows our customers, primarily oil and natural gas companies, the ability to have access to inventories of tools and other equipment without the cost of maintaining or storing that equipment in their own inventory. Our rental tool inventory includes:

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

     We have various sizes of drill pipe and related handling tools, providing our customers with a wide range of drill pipe for drilling at a variety of well depths and conditions. In response to the growth in directional drilling, we have expanded our inventory of premium, high torque drill pipe, which also provides operators with the technical characteristics demanded by deeper wells and wells expected to encounter adverse conditions. We also offer all corresponding handling and sub-surface tools and pressure control equipment that support high torque drill pipe.

     Our rental tool business is operated by Thomas Tools, a division of our wholly owned subsidiary Thomas Energy Services. Equipment and tools typically are rented to customers for seven to 45 days.

     These rental tools and related services are marketed through our internal sales force and provided from service facilities in Victoria and Corpus Christi, Texas and New Iberia, Louisiana. The majority of our equipment and tools are rented to our customers on a daily rental basis.

     Drilling Fluids. We manufacture, package, transport, warehouse and wholesale drilling fluids and drilling fluid chemicals and additives. We also provide size reduction services of environmentally approved solids used in loss circulation and seepage control, both of which are problems regularly encountered in drilling oil and natural gas wells. Drilling fluid products are used to cool and lubricate the drill bit during drilling operations, to contain formation pressures and to suspend and remove rock cuttings from the hole while maintaining the stability of the well bore. Our customers, which include retail drilling fluid companies, specialty fluid companies and other oilfield service companies, use our drilling fluid products throughout the world.

     Our drilling fluid chemicals and additives are used in the production and maintenance of:

     - water-based drilling fluids, which are the most widely used drilling fluids, having application in both land and offshore environments;

     - oil-based drilling fluids, which primarily are used to drill water-sensitive shale, reduce torque and drag and are widely used in drilling conditions where stuck pipe is likely to occur; and

     - synthetic-based drilling fluids, which are used where oil-based fluids are prohibited for environmental reasons or where high performance and safety are an issue.

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

     Our drilling fluids business is conducted through our wholly owned subsidiaries, Integrity Industries, Grinding and Sizing Company and Agri-Empresa. We market and sell these products through our internal sales force. Our drilling fluids business provides and sells products and services through sales and services facilities in Alabama, Texas, Louisiana, Oklahoma and Eastern New Mexico.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     Our completion and workover related products and services segment provides a broad range of products and services primarily to customers onshore in the Gulf Coast region and offshore in the Gulf of Mexico. These products and services include:

     - cased-hole wireline logging, perforating and associated rental equipment;

     - polymers and specialty chemicals;

     - rental tools (including tubing); and

     - coiled tubing.

     Cased-hole wireline logging, perforating and associated rental equipment. We provide cased-hole wireline logging, perforating and associated rental equipment services to oil and natural gas companies onshore in Alabama, Louisiana, Mississippi and Texas and offshore in the Gulf of Mexico. Cased-holes are wells that have been drilled and in which casing has been installed to stabilize the hole. They typically are either ready to produce or are already producing. As a result, the majority of our revenues from this business are generated by repeat business on existing wells. Consequently, this business provides revenue stability during periods of reduced drilling activity. Our services include:

     - Logging Services. Logging involves the gathering of downhole information to identify various characteristics about the formation or zone to be produced. Logging services are performed via armored electro-mechanical cable, or wireline, which is lowered into a well from a truck on land or a skid unit offshore. These units contain considerable instrumentation and computer equipment used to chart and record downhole information.

     - Perforating Services. A path for oil and natural gas to flow from the reservoir through the casing and cement to the production tubing is created through the use of a shaped explosive charge from a perforating gun which penetrates the producing zone. Wireline is used to position and discharge the perforating gun. We also perform services aimed at improving the production rate of existing oil and natural gas wells, perforating new zones in a well once a deeper zone or formation has been depleted and restoring or improving production in wells that have become congested by sand.

     - Rental Equipment. Wireline rental equipment includes grease injector units, pipe recovery lubricators, air compressors, high pressure rises, wireline blow-out preventers and flanges.

     We conduct our cased-hole wireline logging and perforating business through our wholly owned subsidiaries Perf-O-Log, Diamond Wireline Services and E. M. Hobbs. Our wireline rental equipment is offered through our wholly owned subsidiary Boyd's Rental Tools. A wireline job typically involves the use of a logging and perforating unit and certain specialized rental equipment at a customer's well site. These services require skilled operators and typically last several days for onshore jobs and a week or more for offshore jobs. We market these services through an internal sales force and our customers typically utilize these services on a per well basis. We charge our customers on a per day or per job basis. Our cased-hole wireline logging, perforating and associated rental equipment business is currently operated out of facilities located in Lafayette, New Iberia, Lake Charles and Houma, Louisiana; Laurel, Mississippi; and Alice, Corpus Christi, Pearland, Sonora, Victoria and Tyler, Texas.

     Polymers and Specialty Chemicals. We produce polymers and specialty chemicals for niche applications related to completion and workover activities. Our polymers and specialty chemical products are sold to customers for use around the world.

     Completion fluids are generally solids-free solutions with high specific gravities and are non-damaging to the producing formation. Oil and natural gas operators use completion fluids in combination with specialty chemical products to control bottom-hole pressures during the completion and workover phase of a well.

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

      - lubricants; and

      - environmentally sensitive solvents; and

     - environmental remediation products.

     We conduct our polymers and specialty chemicals business through our wholly owned subsidiaries Integrity Industries and Agri-Empresa. We market and sell our polymers and specialty chemical products through an internal sales force. Our polymers and specialty chemical products are distributed from facilities throughout Alabama, Texas, Louisiana, Oklahoma and Eastern New Mexico.

     Rental Tools (including tubing). We provide rental of premium tubing workstrings, high pressure blowout preventers, flow iron packages, high pressure manifolds, tanks and tubing handling tools for conventional well remediation, as well as specialized equipment for snubbing and coiled tubing applications. Snubbing involves pushing pipe into the well against high well bore pressures.

     We conduct our rental tool business through Thomas Tubing Specialists, a division of Thomas Energy Services. We market our rental tools through an internal sales force. Our customers typically utilize tools on a per well basis and we charge our customers for rental tools primarily on a day rental basis. Our rental tool business is currently operated out of our facilities located in New Iberia, Louisiana, Corpus Christi and Victoria, Texas.

     Coiled Tubing. We provide coiled tubing and related services to oil and natural gas companies, primarily in the southeastern United States and the Gulf of Mexico. We own a fleet of coiled tubing units that are used in a variety of well bore applications, including foam washing, acidizing, displacing, cementing, gravel packing and jetting. In addition to these services, we use modeling software for coiled tubing applications to provide optimal job design and cost saving solutions for our customers.

     Coiled tubing is one of the fastest growing segments of the well service industry today. In the Gulf of Mexico offshore environment, where a large percentage of domestic natural gas reserves are located, the economics of coiled tubing operations are often far superior to the use of conventional workover rigs. The growth in horizontal drilling has also increased the market for coiled tubing. Routine logging and downhole tool manipulation previously performed primarily with wireline can now be accomplished utilizing coiled tubing services.

     Our coiled tubing business is conducted by our wholly owned subsidiary, Coil Tubing Services, and is operated out of facilities located in Broussard, Louisiana and Pearland and Alice, Texas. We provide services for oil and natural gas wells located on land, in the inland waterways and offshore. A typical coiled tubing job involves the use of a coiled tubing unit at a customer well site to perform any of the services described above. These services require one or more skilled operators and typically last several days on land and up to several weeks or more offshore.

  MAINTENANCE AND SAFETY RELATED PRODUCTS AND SERVICES

     We provide maintenance and safety related products and services primarily for refinery and petrochemical plant applications and for major and independent oil and natural gas companies. The primary two business lines of this segment are:

     - waste management; and

     - safety equipment and services.

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

     We conduct our waste management business through our wholly owned subsidiary, Charles Holston. These services are marketed directly through our internal sales force and operating managers at locations in Jennings and Eunice, Louisiana.

     Safety Equipment and Services. Our safety equipment and services business provides equipment used in the detection of and protection from toxic gases encountered by refining and petrochemical companies and major and independent oil and natural gas companies primarily onshore in the Gulf Coast region and offshore in the Gulf of Mexico. We rent electronic detection and monitoring equipment, breathing units and other personal safety equipment, primarily on a day rate basis. In addition, we provide comprehensive safety planning, training and supervision.

     We conduct our safety equipment and services business through our wholly owned subsidiary, Well Safe. We market and sell our safety services and products directly through an internal sales force and operating managers at locations in Mobile and Decatur, Alabama; Gonzales, Lafayette and Sulphur, Louisiana; and Corpus Christi, Beaumont and Houston, Texas.

     For a summary of our reportable segments and operations by geographical region as of and for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, see Note 12 to the Consolidated Financial Statements, which information is incorporated herein by reference.

POTENTIAL LIABILITIES AND INSURANCE

     Our operations involve a high degree of operational risk. Failure of our equipment could result in property damage, personal injury, loss of life, environmental pollution and other damages for which we could be liable. Litigation arising from a catastrophic occurrence at a location where our equipment or services are used may result in our being named as a defendant in lawsuits asserting potentially large claims. We maintain insurance against risks that are consistent with industry standards and required by our customers. Although we believe that we maintain insurance coverage that is adequate in amount and type for the risks associated with our businesses, there is always a risk that our insurance may not be sufficient to cover any particular loss. In addition, our insurance does not provide coverage for all liabilities, including liability for some events involving pollution. We may not be able to maintain adequate insurance at rates we consider commercially reasonable.

LICENSES, PATENTS AND TRADEMARKS

     We own or have licenses to use various patents covering a variety of technologies that form components of our products and tools. Although in the aggregate these patents are of importance to us, we do not consider any single patent to be of a critical or essential nature. We also enjoy product name brand recognition, principally through trademarks and trade names that we own or have the right to use and consider such trademarks and trade names to be important to our business.

     While we are developing and deploying our own new LWD technologies, our LWD business is still substantially dependent upon technologies that we acquired in the PathFinder acquisition. We have the right to use substantially all of these acquired technologies pursuant to worldwide, royalty-free, irrevocable license rights from Halliburton. We have the right to use a small number of these acquired technologies under licenses from other third party licensors including Schlumberger. The terms of certain of these licenses may be subject to change if there is a change in control of our Company. The Schlumberger license is worldwide and royalty bearing.

     We have employment or product revenue sharing agreements with a limited number of our employees who have been involved in the development of technologies that are important to our business. In general, these agreements provide that we must make payments to these employees based upon the amount of revenues generated by the products to which these employees contributed. In some cases, these agreements provide for acceleration of these payments upon the occurrence of specified events, such as a change in control of our company.

GOVERNMENT REGULATION

     Our business is significantly affected by foreign, federal, state and local laws and regulations relating to the oil and natural gas industry, the refining and petrochemical industry, worker safety and environmental protection. Changes in these laws, including more stringent administrative regulations and increased levels of enforcement of these laws and regulations, could affect our business. We cannot predict the level of enforcement of existing laws and regulations or how these laws and regulations may be interpreted by enforcement agencies or court rulings or the effect changes in these laws and regulations may have on us or our businesses, our results of operations, our cash flows or our financial condition. We also are not able to predict whether additional laws and regulations will be adopted.

     We depend on the demand for our products and services from oil and natural gas companies, oilfield service companies and refining and petrochemical companies. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and natural gas industry and the refining and petrochemical industry. The adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas in our areas of operation for economic, environmental or other policy reasons could also adversely affect our operations by limiting demand for our products and services. In addition, our maintenance and safety related services are substantially dependent on the cleaning and maintenance operations of our customers. Numerous local, state and federal laws and regulations affect the necessity, timing and frequency of the cleaning and maintenance operations of refining and petrochemical companies and, consequently affect the demand for our products and services. We cannot determine the extent to which our future operations and earnings may be affected by new laws or legislation, new regulations or changes in existing laws, regulations or enforcement.

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

     Our operations are subject to numerous foreign, federal, state and local laws and regulations governing the manufacture, management and/or disposal of materials and wastes in the environment and otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws which are often difficult and costly to comply with and the violation of which may result in the revocation of permits, issuance of corrective action orders and assessment of administrative, civil and even criminal penalties. For example, state and federal agencies have issued regulations implementing environmental laws that regulate environmental and safety matters, such as restrictions on the types, quantities and concentration of various substances that can be released into the environment in connection with specialty chemical manufacturing and vacuum tank or other field service operations, remedial measures to prevent pollution arising from current and former operations and requirements for worker safety training and equipment usage. Our management believes that we are in compliance in all material respects with applicable environmental laws and regulations and, further, does not anticipate that compliance with existing laws and regulations will have a material effect on us.

     We generate wastes, including hazardous wastes that are subject to the federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The U.S. Environmental Protection Agency (EPA) and state agencies have limited the approved methods of disposal for some types of hazardous and nonhazardous wastes. Furthermore, it is possible that certain wastes handled by us in connection with our vacuum tank or other field service activities that currently are exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes and therefore be subject to more rigorous and costly operating and disposal requirements.

     The federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the "Superfund" law and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We currently lease a number of properties upon which activities involving the handling of hazardous substances or wastes may have been conducted by third parties not under our control. These properties may be subject to CERCLA, RCRA and analogous state laws in the future. Under these laws and implementing regulations, we could be required to remove or remediate previously discarded hazardous substances and wastes or property contamination that was caused by these third parties. These laws and regulations may also expose us to liability for our acts that were in compliance with applicable laws at the time the acts were performed.

     We are subject to regulation under both the Federal Water Pollution Control Act (FWPCA) and the Oil Pollution Act of 1990 (OPA). The FWPCA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters and waters of the United States. The FWPCA prohibits any discharge into waters of the United States except in strict conformance with permits issued by federal and state agencies. The OPA imposes a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA imposes strict, joint and several liability on responsible parties for oil removal costs and a variety of public and private damages, including natural resource damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Both FWPCA and OPA regulations require the development and implementation of oil spill response plans. Our management believes that we are in compliance with applicable permitting, planning and discharge requirements under the FWPCA and OPA.

     The Atomic Energy Act, which provides for the development and regulation of commercial nuclear power, authorizes the Nuclear Regulatory Commission (NRC) to regulate radioactive "source material." A "source material" is uranium and thorium that can be used to produce nuclear fuels, but that has not yet been "enriched" to be fissionable. Under the Atomic Energy Act, the NRC has entered into cooperative agreements with the states of Texas, Louisiana and Mississippi that authorize those states to regulate and license the use of source material. Source material is used by several of our companies, including PathFinder, Perf-O-Log and Diamond Wireline, in connection with logging exploratory wells in Louisiana, Mississippi and Texas. We have obtained licenses from the Louisiana Department of Environmental Quality, the Texas Department of Health and Radiological Control and the Mississippi Department of Health and Radiological Control that allow us to store and use these source materials in connection with our well logging activities in these three states. We believe that we are in compliance with the terms and conditions of our source material state licenses.

     As part of the oilfield products and services provided by our Charles Holston company in Louisiana, we have in the past been involved in treating, removing and disposing of naturally occurring radioactive material (NORM) which is generated in connection with oil and gas exploration and production activities. The Atomic Energy Act does not regulate NORM; rather, NORM is regulated by the states. Under authority granted by Louisiana law, the Louisiana Department of Environmental Quality has adopted regulations establishing radiation, health and safety requirements for the possession, use, transfer, treatment, storage and disposal of NORM and the recycling of NORM-contaminated equipment. These regulations authorize the issuance of "specific licenses" to qualified companies to remove and dispose of regulated NORM that has contaminated oilfield equipment such as tanks and pipes as well as surficial soils, including soils comprising oilfield pits. We have in the past held, and currently hold, a specific license for treating, removing and disposing of NORM in Louisiana. We believe that our past NORM activities under our previous specific license were performed in compliance with applicable Louisiana Department of Environmental Quality NORM requirements and expect our future handling of regulated NORM to be in accordance with applicable state NORM requirements.

CUSTOMERS

     Our customers include major and independent oil and natural gas companies and other oilfield service companies operating onshore in the United States, Canada, Brazil, Europe, North Africa and the Middle East and offshore in Brazil, the Gulf of Mexico, the North Sea, the Persian Gulf, the Gulf of Suez and the Mediterranean Sea. Our customers also include refinery and petrochemical companies located on the United States Gulf Coast. Additionally, we provide drilling fluids to other oilfield services companies on a wholesale basis. We provide services and equipment to a broad range of customers and, therefore, we believe that we are not dependent on any single customer or group of customers. For the year ended December 31, 2002, no single customer or group of affiliated customers accounted for 10% or more of our revenues. We generally enter into informal, nonbinding commitments with our customers, which are customary within our business lines.

SUPPLIERS

     We obtain our coiled tubing units, wireline equipment and rental tools, certain parts and components of our drilling motors and LWD and MWD tools and certain chemicals and additives used in producing our drilling fluids from various third-party suppliers. We do not believe that any one supplier of these products is material to us. We have not experienced and do not foresee experiencing a shortage of any of these products.

COMPETITION

     Drilling Related Products and Services. In this segment, we principally compete on the basis of reputation, technology, quality, price, reliability, experience and availability. Competitors in our MWD, LWD and directional drilling businesses include divisions of Baker Hughes, Halliburton and Schlumberger. In our rental tool business, our competitors range from small, independent oilfield service companies to much larger oilfield service companies such as Weatherford International. In addition, many of our customers own and operate large inventories of equipment they might otherwise rent and have the ability to purchase additional equipment, as opposed to renting. Competitors in our MWD, directional drilling, downhole drilling motors, drilling fluids and specialty chemicals businesses include both small and large independent oilfield service companies.

     Completion and Workover Related Products and Services. In this segment, we principally compete on the basis of reputation, quality, price, reliability, experience, availability and range of services offered. Our competitors in this segment include the major integrated oilfield service companies and both small and large independent oilfield service companies.

     Maintenance and Safety Related Products and Services. In this segment, we compete principally on the basis of reputation, quality, price, reliability and experience. Competition in our safety equipment and services business is fragmented and our competitors vary widely. We have a variety of competitors in our cleaning and waste management business ranging from large public companies to small independent, single-location operators.

EMPLOYEES

     As of December 31, 2002, we had 1,618 employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are generally good.

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

     - oil and natural gas production/inventory levels;

     - the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves; and

     - global weather conditions.

     The production sector of the oil and natural gas industry, which utilizes our completion and workover related products and services, is less immediately affected by changing oil and natural gas prices and, thus, is less volatile than the exploration sector, which utilizes our drilling related products and services. However, producers likely would react to declining oil and natural gas prices by reducing expenditures, which could also adversely affect our business in this segment.

  Because many of our products and services are used in potentially hazardous applications and operations, our business is subject to risks associated with the occurrence of personal injuries, loss of life, damage to or destruction of property, equipment or the environment and suspension of operations. The occurrence of any of these events could adversely affect our financial condition or results of operations.

     Many of our products and services are used in potentially hazardous drilling, completion and production applications, as well as cleaning, maintenance and safety operations. These activities can result in:

     - personal injury;

     - loss of life;

     - damage to or destruction of property, equipment and the environment; and

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

     We may not be able to find enough skilled workers to meet our needs, which could limit our growth. Business activity in the oil and natural gas industry historically decreases or increases with the price of oil and natural gas. Even though the prices of oil and natural gas have recovered over the past year, industry-wide downsizing, resulting from low oil and natural gas prices in the late 1990s and industry consolidation, caused oilfield workers to look for and secure work in other industries and locations. The oil and natural gas industry has not fully recovered from the earlier employment migration away from the oil and natural gas industry. As a result, we may have problems finding enough skilled workers in the future.

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

     We depend to a large extent on the services of some of our key employees, including executive officers and directors. The loss of services of any of these key personnel could disrupt our operations. We have employment agreements with certain key employees that contain non-compete provisions. Despite these agreements, we may not be able to retain these key employees and may not be able to enforce the non-compete provisions in their employment agreements.

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

     We operate in highly competitive areas of the oilfield products and services markets. The depressed oil and natural gas prices and the consequent decline in the oil and natural gas industry in the 1980s, 1998, early 1999, late 2001 and 2002 led to a consolidation of the number of companies providing products and services similar to those we provide. As a result of these consolidations, many of our competitors are much larger and have greater marketing, distribution, financial and other resources than we do.

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

     As a result, our operating results may vary from quarter to quarter, depending upon factors outside of our control. Thus, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations for details on weather conditions in 2002.

  Compliance with environmental and other government regulations could adversely affect our business.

     Our business is significantly affected by foreign, federal, state and local laws and regulations relating to:

     - the oil and natural gas industry;

     - the refining and petrochemical industry; and

     - worker safety and environmental protection.

     We depend on the demand for our products and services from oil and natural gas companies, oilfield service companies and refining and petrochemical companies. This demand is affected by a variety of factors, including taxes, price controls and the adoption or amendment of laws and regulations. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas in our areas of operation for economic, environmental or other policy reasons could adversely affect our operations by limiting demand for our products and services.

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

  Our business could be adversely affected by new technologies and by disputes regarding intellectual property.

     Many of our operations, especially those dependent on LWD and MWD products and services and specialty chemical sales, are based substantially on technologies for which we hold licenses or patents. Our success in these areas depends to a significant extent on the development and implementation of new product designs and formulations. Whether we can continue to develop products and technologies to meet evolving industry requirements and at prices acceptable to our customers will be a significant factor in determining our ability to compete in these areas. Many of our competitors have greater resources devoted to research and development of new products and technologies than we do.

     We are pursuing patent and trademark protection for our newly developed technologies and brands, especially at PathFinder. The market success of these new technologies will depend, in part, on our ability to obtain and enforce exclusive rights in the technologies, to preserve rights in our trade secret and non-public information and to operate without infringing the proprietary rights of others.

     The degree of protection that we can obtain for our technologies and brands is uncertain. There can be no assurance that particular patents or trademark registrations for which we apply will actually be issued. Further, there can be no assurance that third parties will not independently develop similar or alternative technologies, duplicate any of our technologies or design around or invalidate any patents we obtain.

     Numerous patents have been issued to oilfield service companies covering a wide variety of products and services. Although we endeavor to avoid infringing the proprietary rights of others in bringing new technologies and brands to market, there can be no assurance that third parties will not make claims of infringement.

     Intellectual property litigation is inherently expensive, whether enforcing our own proprietary rights or defending against the infringement claims of others. If a commercially significant intellectual property dispute arises, we could incur substantial litigation costs or be subject to claims for damages or injunctive relief.

     Our LWD business is substantially dependent upon technologies that we acquired when we acquired the Pathfinder LWD and related MWD business of Halliburton Company in March 1999. We have the right to use these technologies through non-exclusive, worldwide licenses granted to us by Halliburton and other third-party licensors.

  The concentration of our customers in the energy industry could materially and adversely affect our earnings.

     Substantially all of our customers are in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. Many of our customers slow the payment of their accounts when industry conditions decline. We perform ongoing credit evaluations of our customers, but do not generally require collateral in support of our trade receivables.

  A significant amount of our growth has occurred through the acquisition of existing businesses; however, future acquisitions may be difficult to integrate, may disrupt our existing businesses and may adversely affect our operating results.

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

     We may seek to finance an acquisition through borrowings under our credit facility or through the issuance of new debt or equity securities. If we should proceed with a relatively large cash acquisition, we could deplete a substantial portion of our financial resources to the possible detriment of our other operations. Any future acquisitions could also dilute the equity interests of our shareholders, require us to write off assets for accounting purposes or create other undesirable accounting issues.

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

     Our balance sheet as of December 31, 2002, included net goodwill which represented approximately 22% of our total assets. Goodwill is recorded when we pay more for a business than the fair market value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require us to test goodwill for impairment. We evaluate goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. If we were to determine that any of the remaining balance of goodwill was impaired, we would be required to take an immediate charge to earnings with a correlative effect on shareholders' equity.

  As a holding company, we are totally dependent on dividends from our operating subsidiaries to pay our obligations.

     We are a holding company with no business operations. Our only significant asset is the outstanding capital stock of our subsidiaries. As a result, we must rely on dividends from our subsidiaries to meet our obligations. We currently expect that the majority of earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing any debt obligations they may now or in the future have. Even if we decided to pay a dividend on or make a distribution in respect of our common stock, our subsidiaries may not be able to generate sufficient cash flow to pay a dividend or distribute funds to us. At present, we are restricted from paying dividends under our credit facility. Future credit facilities and other future debt obligations, as well as statutory provisions, may also limit our ability to pay dividends.

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

     Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock. We registered the sale of 4,650,075 shares of our common stock which have been and may in the future be issued upon the exercise of options granted under our option plans. All of the shares issued upon exercise of these options will be freely tradable without restrictions or registration under the Securities Act of 1933, by persons other than our affiliates. Our affiliates would be able to sell these shares under Rule 144 after compliance with any lock-up agreement to which they are subject.

  Our stock price could be extremely volatile as a result of the effect that variations in oil and natural gas prices and other factors beyond our control could have on the market price of our stock.

     The market price of our common stock may be influenced by many factors, including:

     - variations in our quarterly or annual results of operations;

     - variations in oil and natural gas prices and production/ inventory levels;

     - investor perceptions of us and other oilfield service companies, in general;

     - general economic conditions; and

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

ITEM 2.  PROPERTIES

     Our principal executive offices are located at 10370 Richmond Avenue, Suite 990, Houston, Texas 77042 and our telephone number is (713) 974-9071. Our businesses are conducted out of sales offices and facilities located throughout North America, Brazil and in select areas of the Eastern Hemisphere. Set forth below is a chart describing the locations of these sales offices and facilities:

BUSINESS                                                          LOCATION
--------                                                          --------
Drilling Related Products and Services
  LWD/MWD/Directional Drilling...............  Lafayette and New Orleans, Louisiana; Houston,
                                               Midland and Victoria, Texas; Casper, Wyoming;
                                               Stavanger, Norway; Aberdeen, Scotland; Macae,
                                               Brazil; Dubai, United Arab Emirates; Edmonton,
                                               Canada: Cairo, Egypt
  Downhole Drilling Motors...................  Lafayette, Louisiana; Elk City, Oklahoma;
                                               Houston, Texas; Stavanger, Norway; Aberdeen,
                                               Scotland

BUSINESS                                                          LOCATION
--------                                                          --------
  Rental Tools...............................  Lafayette and New Iberia, Louisiana; Denver,
                                               Colorado; Houston, Dallas, Corpus Christi and
                                               Victoria, Texas
  Drilling Fluids............................  Birmingham, Alabama; Jennings, Louisiana;
                                               Carlsbad and Hobbs New Mexico; Antlers,
                                               Ardmore and Elk City, Oklahoma; Kingsville,
                                               Conroe, Victoria, Lufkin, Zapata, Edinburg,
                                               Midland, Abilene, Jacksboro and Houston, Texas
Completion and Workover Related Products and
  Services
  Cased-hole Wireline Logging, Perforating
     and Associated Rental Equipment.........  Lafayette, Lake Charles, New Iberia and Houma,
                                               Louisiana; Laurel, Mississippi; Alice, Corpus
                                               Christi, Pearland, Sonora, Victoria and Tyler,
                                               Texas
  Polymers and Specialty Chemicals...........  Birmingham, Alabama; Jennings, Louisiana;
                                               Carlsbad and Hobbs, New Mexico; Antlers,
                                               Ardmore and Elk City, Oklahoma; Kingsville,
                                               Conroe, Victoria, Lufkin, Zapata, Edinburg,
                                               Midland, Abilene, Jacksboro and Houston, Texas
  Rental Tools...............................  New Iberia, Louisiana; Corpus Christi and
                                               Victoria, Texas
  Coiled Tubing..............................  Broussard, Louisiana; Pearland and Alice,
                                               Texas
Maintenance and Safety Related Products and
  Services
  Waste Management...........................  Eunice and Jennings, Louisiana
  Safety Equipment and Services..............  Mobile and Decatur, Alabama; Gonzales,
                                               Lafayette and Sulphur, Louisiana; Beaumont,
                                               Corpus Christi and Houston, Texas

     With the exception of our Lafayette and Houma, Louisiana and our Tyler and Corpus Christi, Texas facilities, which are owned, all of these sales offices and facilities are leased pursuant to operating leases for various terms. Some of these sales offices and facilities are leased from employees who were the former owners of our subsidiaries. We believe that all of our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

ITEM 3. LEGAL PROCEEDINGS

     Two separate lawsuits, Keith Vienne, et al v. Conoco, Inc., et al., No. 74,427 and Larry Mouton, et al v. Conoco, Inc., et al., No. 75,038, were filed in 1999 in Louisiana state court against six defendants, including Conoco, Inc., the primary operator of the field beginning in the 1950s and Guillory Tank Truck Service, Inc., an oilfield waste disposal company. One of our subsidiaries, Charles Holston, Inc., purchased the assets of Guillory Tank Truck Service, Inc. in 1989. These cases have several hundred plaintiffs who allege that they and their property have been exposed to improperly handled oil, gas and oilfield waste over a 40-year period in connection with the operation of an oilfield approximately four miles north of Rayne, Louisiana. The plaintiffs allege that Guillory Tank Truck Service, Inc. improperly disposed of oilfield waste from the field at various unspecified times over the years. The plaintiffs are seeking an unspecified amount of general, special and exemplary damages. These cases, which are being consolidated for trial purposes, are in the initial phase of discovery and it is too early for us to predict a range of exposure or a likely outcome. However, we believe that under the terms of the asset purchase agreement entered into in 1989 to acquire these assets, Charles Holston, Inc. is not contractually liable for any acts which may result in liability prior to the acquisition of these assets. We do not expect these two lawsuits to have a material adverse effect on our financial condition or results of operations.

     We are a party to various routine legal proceedings that primarily involve intellectual property, commercial and workers' compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of all of these proceedings, even if determined adversely, would not have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The names, ages and titles of our officers are listed below, along with a description of their business experience during the last five years.

NAME                               AGE                           TITLE
----                               ---                           -----
Kenneth T. White, Jr. ...........  61    Chairman of the Board, President, Chief Executive
                                         Office and Director
Jeffrey L. Tepera................  37    Vice President, Secretary and Chief Financial Officer
William J. Thomas III............  51    Vice President
Ernesto Bautista, III............  31    Vice President and Corporate Controller
Stuart J. Ford...................  46    Vice President and Intellectual Property Counsel

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

     Mr. Tepera, a certified public accountant, serves as our Vice President, Secretary and Chief Financial Officer. From December 1997 until March 2000, when Mr. Tepera was appointed to his current positions with us, Mr. Tepera served as our Vice President and Treasurer. From 1989 to December 1997, Mr. Tepera was employed by Arthur Andersen LLP serving in various positions, most recently as a Manager in the enterprise group, which specialized in emerging, high growth companies.

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

     Mr. Ford, a registered patent attorney, has served as Vice President and Intellectual Property Counsel since February 2002. Mr. Ford was formerly a partner at the Houston law firm of Vinson & Elkins L.L.P., where he practiced from August 1998 to February 2002 specializing in patent and other intellectual property matters.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ National Market under the symbol "WHES". The following table sets forth the high and low bid prices per share of our common stock as reported by the NASDAQ National Market for each fiscal quarter during 2001 and 2002.

                                                              HIGH     LOW
                                                              -----   -----
2001
  First Quarter.............................................  24.38   16.50
  Second Quarter............................................  35.00   19.00
  Third Quarter.............................................  24.25   13.00
  Fourth Quarter............................................  21.84   12.56
2002
  First Quarter.............................................  23.48   16.24
  Second Quarter............................................  26.20   20.45
  Third Quarter.............................................  22.75   13.88
  Fourth Quarter............................................  19.50   13.45

     As of March 25, 2003, there were 27,044,538 shares of our common stock outstanding, which were held by approximately 159 record holders.

     We have not declared or paid any cash dividends on our common stock since our initial public offering and do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Instead, we currently intend to retain our earnings, if any, to finance our business and for general corporate purposes. Furthermore, our existing credit facility restricts our ability to pay dividends. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 for a discussion of restrictions on our ability to pay dividends. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors considers relevant.

  EQUITY COMPENSATION PLANS

     The table below provides information relating to our equity compensation plans as of December 31, 2002:

                                                                                 NUMBER OF SECURITIES
                               NUMBER OF SECURITIES      WEIGHTED-AVERAGE      REMAINING AVAILABLE FOR
                                 TO BE ISSUED UPON       EXERCISE PRICE OF      FUTURE ISSUANCE UNDER
                              EXERCISE OF OUTSTANDING       OUTSTANDING           COMPENSATION PLANS
                                 OPTIONS, WARRANTS       OPTIONS, WARRANTS      (EXCLUDING SECURITIES
PLAN CATEGORY                       AND RIGHTS              AND RIGHTS        REFLECTED IN FIRST COLUMN)
-------------                 -----------------------   -------------------   --------------------------
Equity compensation plans
  approved by security
  holders...................         2,355,924                $15.14                   923,090
Equity compensation plans
  not approved by security
  holders...................           900,900                $ 4.55                        --
                                     ---------                                         -------
Total.......................         3,256,824                $12.19                   923,090
                                     =========                                         =======

     On March 29, 1999, prior to our initial public offering, we granted to Kenneth T. White, Jr., our Chairman, President and Chief Executive Officer an option to purchase 900,900 shares of our common stock at a purchase price of $4.55 per share. The issuance of this option was approved by the Board of Directors but was not submitted to our stockholders for their approval. As of the date hereof, the right to purchase all 900,900 shares of common stock under the option had vested. This option is exercisable by Mr. White at any time until March 29, 2009 and is not transferable. Upon Mr. White's death or disability, or the termination of his employment for any reason, this option will terminate and expire; although, Mr. White (or his estate or the person who acquires this option by will or the laws of descent or distribution or otherwise by the reason of Mr. White's death) may exercise this option for a period of thirty (30) days following any such event.

  SALES OF UNREGISTERED SECURITIES

     Set forth below are the securities we issued during 2002 which have not been registered under the Securities Act of 1933, as amended (the "Securities Act"). Further included is the consideration, if any, we received for such securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed. No underwriters were engaged in connection with the issuance of the securities in any of these transactions.

     (i) On November 1, 2002, we issued 112,126 shares of our common stock valued at $15.97 per share as partial consideration for the acquisition of 100% of the outstanding capital stock of E. M. Hobbs, Inc. This issuance of securities was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D under the Securities Act.

     (ii) On August 9, 2002, we issued 279,287 shares of our common stock valued at $16.11 per share as partial consideration for the acquisition of 100% of the outstanding capital stock of Boyd's Bit Service, Inc. This issuance of securities was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D under the Securities Act.

     (iii) On January 15, 2002, we issued 28,798 shares of our common stock valued at $17.36 per share as partial consideration for the acquisition of 100% of the outstanding capital stock of 3D Stabilisers. This issuance of securities was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation S under the Securities Act.

     In addition, the following persons were issued shares of our common stock upon the exercise of warrants issued prior to our initial public offering. The exercise price of such warrants was $2.21 per share and the issuance of our common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

                                                                            NUMBER OF SHARES
NAME                                          DATE OF WARRANT EXERCISE   ACQUIRED UPON EXERCISE
----                                          ------------------------   ----------------------
Raymond Ellison, Jr. .......................          March 7, 2002              29,507
Robert Whilden, Jr. ........................         March 18, 2002              24,750
William J. Thomas, III......................         April 29, 2002              90,046
Christopher Mills...........................          June 15, 2002              49,500
J.B. Wilson.................................          June 17, 2002              35,450
Daniel M. Spiller...........................          June 17, 2002              66,913
Kenneth T. White, Jr........................        August 11, 2002             134,586
Burt Loring Bull............................     September 23, 2002              46,110
The Duncan Family Trust -- 1997.............     September 23, 2002              75,042
Billy Carson Saul...........................     September 23, 2002               4,964

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

     The Consolidated Financial Statements for the year ended December 31, 2002 have been audited by PricewaterhouseCoopers LLP. The Consolidated Financial Statements for fiscal years 1998 through 2001 were audited by Arthur Andersen LLP ("Andersen") which has ceased operations. A copy of the report previously issued by Andersen on our financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is included elsewhere in this Report. Such report has not been reissued by Andersen.

                                                         YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------
                                            2002       2001       2000         1999       1998
                                          --------   --------   --------     --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Information:
Revenues:
Drilling related products and
  services..............................  $205,177   $253,068   $162,930     $ 80,643   $ 46,368
Completion and workover related products
  and Services..........................    80,645     78,087     43,177       27,436     23,789
Maintenance and safety related products
  and Services..........................    27,592     27,983     23,845       19,562     20,136
                                          --------   --------   --------     --------   --------
     Total revenues.....................   313,414    359,138    229,952      127,641     90,293
Cost of revenues........................   172,922    186,452    123,871       68,399     43,431
Selling, general and administrative
  expense...............................    64,438     61,872     44,380       32,273     23,539
Research and development expense........     9,954      7,923      6,010        3,845        249
Depreciation and amortization...........    32,620     26,730     19,339       15,521     10,748
                                          --------   --------   --------     --------   --------
Income from operations..................    33,480     76,161     36,352        7,603     12,326
Interest expense and other expense,
  net...................................     7,017      7,698     24,081       22,584     13,560
Provision for income taxes..............    10,188     27,043      4,671          239        152
                                          --------   --------   --------     --------   --------
     Income (loss) before extraordinary
       loss.............................    16,275     41,420      7,600      (15,220)    (1,386)
Extraordinary loss, net of tax..........        --         --     (8,288)(1)       --         --
                                          --------   --------   --------     --------   --------
Net income (loss).......................  $ 16,275   $ 41,420   $   (688)    $(15,220)  $ (1,386)
                                          ========   ========   ========     ========   ========
Earnings (loss) per share:
  Basic
     Income (loss) before extraordinary
       loss.............................  $   0.62   $   1.71   $   0.53     $  (1.34)  $  (0.15)
     Extraordinary loss, net of tax
       benefit..........................        --         --      (0.58)          --         --
                                          --------   --------   --------     --------   --------
     Net income (loss) per share........  $   0.62   $   1.71   $  (0.05)    $  (1.34)  $  (0.15)
                                          ========   ========   ========     ========   ========
  Diluted
     Income (loss) before extraordinary
       loss.............................  $   0.59   $   1.55   $   0.53     $  (1.34)  $  (0.15)
     Extraordinary loss, net of tax
       benefit..........................        --         --      (0.58)          --         --
                                          --------   --------   --------     --------   --------
     Net income (loss) per share........  $   0.59   $   1.55   $  (0.05)    $  (1.34)  $  (0.15)
                                          ========   ========   ========     ========   ========
Number of shares used in computing
  income (loss) per share:
  Basic.................................    26,360     24,208     14,328       11,339      9,075
                                          ========   ========   ========     ========   ========
  Diluted...............................    27,371     26,652     14,328       11,339      9,075
                                          ========   ========   ========     ========   ========
Balance Sheet Information:
Total assets............................  $438,562   $384,611   $232,231     $191,604   $132,599
Total debt..............................  $147,305   $122,225   $ 81,912     $198,822   $153,450

---------------

(1) Write-off of $13.2 million for deferred financing costs and unamortized discount associated with debt that was repaid in 2000 with the net proceeds from our initial public offering and borrowings under our credit facility.

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

     Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity as well as the entire health of the oil and natural gas industry. Demand for our drilling related products and services is directly affected by the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Demand for our completion and workover related products and services depends more on oil and natural gas production activity, which is less immediately affected by changes in oil and natural gas prices. Demand for our maintenance and safety related products and services is affected by the rate of plant overhauls and maintenance turnarounds as well as the overall health of the refining and petrochemical industries and, to a lesser extent, by the level of oil and natural gas exploration, development and production activity.

  DRILLING RELATED PRODUCTS AND SERVICES

     Revenue from our drilling related products and services segment constituted approximately 65% of our total 2002 consolidated revenue. Approximately 27% of our 2002 drilling segment revenue was generated in various international locations which include Canada, Brazil, Europe, North Africa, the Middle East, the Persian Gulf, the Gulf of Suez, the Mediterranean Sea and the North Sea. However, the most significant portion of our drilling segment revenues is generated in the United States, including the Gulf of Mexico. In July 2001, exploration and development activity levels in the United States peaked and began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738. Rig count levels modestly recovered during the remainder of 2002, but remained well below the average activity level of 2001. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,156 and 830 for 2001 and 2002, respectively. The decline in exploration and development activity levels in the United States has significantly impacted our revenue and earnings generated in this key market.

     Natural gas prices increased during 2002 and this increase became more pronounced during early 2003 due to the colder winter when compared to last year. However, the increased price level of natural gas has yet to result in a meaningful increase in drilling activity. We believe that concerns about the United States economy and the war in the Middle East are among the factors that have delayed the recovery. We believe that the overall outlook for natural gas exploration and development activity remains positive as natural gas production continues to decline and natural gas storage levels are now near record low levels which should continue to keep natural gas prices at relatively high levels. However, the extent and timing of a recovery in drilling activity remains difficult to predict as it may depend on how the factors mentioned above are resolved.

     Outside of the United States, the North Sea remains our largest drilling segment market, particularly for LWD and MWD services. However, due to the unexpected enactment of a UK tax law imposing a 10% supplementary tax on oil and natural gas profits derived from the North Sea, many of our customers have reduced drilling activity in this region. According to statistics published by Baker Hughes, the number of rotary rigs operating in the North Sea declined from an average of 67 in January 2002 to an average of 45 in December 2002. We do not expect any marked increase in activity levels in the North Sea in the near term.

     In October 2002, we made a strategic decision to provide directional drilling services in North America. Directional drilling services include the directing and steering of the path of the well bore by an onsite operator to specific targets in the formation. We believe that providing this service in the United States will increase the utilization of our LWD, MWD and downhole drilling motor fleet. Prior to October 2002, we only provided directional drilling services in select areas of the Eastern Hemisphere.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     This sector is our second largest business segment and provided approximately 26% of our total 2002 consolidated revenue. Revenues provided by the completion and workover segment are almost exclusively derived from the United States and the Gulf of Mexico. Although activity levels in the completion and workover of existing oil and natural gas wells are linked to commodity prices, our completion segment is less commodity price sensitive than our drilling segment. As a result, our completion and workover segment has and continues to provide stability during prolonged downturns in drilling activity. We have increased our revenue capacity in this segment through capital spending in 2001 and 2002 which, when combined with our acquisitions of CTS in May 2001, Boyd's in August 2002 and E. M. Hobbs in November 2002, has strengthened and further diversified our completion and workover segment.

  MAINTENANCE AND SAFETY RELATED PRODUCTS AND SERVICES

     Our maintenance and safety segment provided approximately 9% of our total 2002 consolidated revenue and is focused entirely in and along the Gulf Coast region of the United States. Although somewhat seasonal in nature, with higher activity levels in the early and late portions of the year, this segment is primarily dependent upon the maintenance activity levels of refineries and petrochemical plants and to a lesser extent on the level of exploration, development and production activity. During 2002, we experienced a decrease in turnaround activity in the petrochemical industry.

  ADVERSE WEATHER CONDITIONS

     Our results of operations were negatively impacted by the effects of adverse weather conditions brought on by Tropical Storm Isidore, Hurricane Lili and the related wet weather conditions along the Gulf Coast. The impact of these adverse weather conditions began near the end of the third quarter of 2002 and continued through the early part of the fourth quarter.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     Revenues. Revenues decreased by $45.7 million, or approximately 13%, to $313.4 million for the year ended December 31, 2002 from $359.1 million for the year ended December 31, 2001. This decrease was attributable to reduced activity levels within the oil and natural gas industry, including the effects of softness in pricing, partially offset by the revenue contribution of Boyd's, which was acquired in August 2002 and Hobbs, which was acquired in November 2002 and the full year effect of CTS, which was acquired in May 2001. Additionally, our results of operations in 2002 were negatively impacted by the effects of the adverse weather conditions previously discussed.

     Revenues from our drilling related products and services decreased by $47.9 million, or approximately 19%, to $205.2 million for the year ended December 31, 2002 from $253.1 million for the year ended December 31, 2001. This decrease was primarily attributable to a reduction in drilling activity, including the effects of softness in pricing and the adverse weather conditions previously discussed.

     Revenues from our completion and workover related products and services increased by $2.5 million, or approximately 3%, to $80.6 million for the year ended December 31, 2002 from $78.1 million for the year ended December 31, 2001. Revenue increased as a result of the revenue contributions of Boyd's and Hobbs, which were acquired in August 2002 and November 2002, respectively, and the full year effect of CTS, which was acquired in May 2001, but was offset by the effects of lower activity levels, pricing and the adverse weather conditions previously discussed.

     Revenues from our maintenance and safety related products and services decreased by $0.4 million, or approximately 1%, to $27.6 million for the year ended December 31, 2002 from $28.0 million for the year ended December 31, 2001. This decrease was primarily attributable to a reduction in the amount of turnaround activity in the petrochemical industry.

     Cost of Revenues. Cost of revenues decreased by $13.6 million, or approximately 7%, to $172.9 million for the year ended December 31, 2002 from $186.5 million for the year ended December 31, 2001. As a percentage of revenues, cost of revenues increased to 55% for the year ended December 31, 2002 from 52% for the year ended December 31, 2001. The increase in cost of revenues as a percentage of revenues was due to the effects of softness in pricing and lower utilization of our equipment and services during a period of reduced drilling and workover activity levels, as well as increased insurance costs. In addition, our cost of revenues as a percentage of revenues was negatively impacted by our strategy of maintaining an optimal level of staffing and infrastructure to ensure that we are capable of benefiting fully from future increases in industry activity levels, as well as the adverse weather conditions previously discussed.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.5 million, or approximately 4%, to $64.4 million for the year ended December 31, 2002 from $61.9 million for the year ended December 31, 2001. The increase was attributable to additional expenses related to the operations of Boyd's and Hobbs, which were acquired in August 2002 and November 2002, respectively, the full year effect of CTS, which was acquired in May 2001 and increases in insurance costs, partially offset by a reduction in sales incentives, bonuses and marketing expenses resulting from the decreased activity levels within the oil and natural gas industry. As a percentage of revenues, selling, general and administrative expenses increased to 21% for the year ended December 31, 2002 from 17% for the year ended December 31, 2001, partially due to our strategy of maintaining an optimal level of staffing and infrastructure to ensure that we are capable of benefiting fully from future increases in industry activity levels.

     Research and Development Expense. Research and development expenses increased by $2.1 million, or approximately 27%, to $10.0 million for the year ended December 31, 2002 from $7.9 million for the year ended December 31, 2001. This increase was the result of increased research and development spending on our MWD/LWD and related technologies. We believe it is necessary to maintain our investment in developing new technologies during the current downturn in drilling to ensure that we are capable of benefiting fully from future increases in industry activity levels.

     Depreciation and Amortization. Depreciation and amortization increased by $5.9 million, or approximately 22%, to $32.6 million for the year ended December 31, 2002 from $26.7 million for the year ended December 31, 2001. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisitions of Boyd's and Hobbs and the full year effect of CTS, which was acquired in May 2001.

     Interest and Other Expense. Interest and other expense for the year ended December 31, 2002 was $7.0 million, a decrease of $0.7 million, or approximately 9%, from $7.7 million for the year December 31, 2001. The decrease was primarily due to an overall reduction of interest rates.

     Net Income. Net income for the year ended December 31, 2002 was $16.3 million, a decrease of $25.1 million, or approximately 61%, from $41.4 million reported for the year ended December 31, 2001.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues increased by $129.2 million, or approximately 56%, to $359.1 million for the year ended December 31, 2001 from $230.0 million for the year ended December 31, 2000. This increase was attributable to increased activity levels within the oil and natural gas industry, higher asset utilization, our international expansion effort and the benefit of additional equipment, as well as the effects from our acquisition of CTS in May 2001.

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

     Revenues from our completion and workover related products and services increased by $34.9 million, or approximately 81%, to $78.1 million for the year ended December 31, 2001 from $43.2 million for the year ended December 31, 2000. Revenue increased as a result of an increase in workover rig activity, the benefit of additional equipment, as well as the effects from our acquisition of CTS in May 2001.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $17.5 million, or approximately 39%, to $61.9 million for the year ended December 31, 2001 from $44.4 million for the year ended December 31, 2000. The increase was attributable to our expansion of sales, administration and marketing personnel in 2000 and 2001, as well as the effects from our acquisition of CTS in May 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 17% for the year ended December 31, 2001 from 19% for the year ended December 31, 2000, due to a significant portion of our costs being fixed.

     Research and Development Expense. Research and development expenses increased by $1.9 million, or approximately 32%, to $7.9 million for the year ended December 31, 2001 from $6.0 million for the year ended December 31, 2000. This increase was the result of increased research and development spending on our MWD/LWD and related technologies.

     Depreciation and Amortization. Depreciation and amortization increased by $7.4 million, or approximately 38%, to $26.7 million for the year ended December 31, 2001 from $19.3 million for the year ended December 31, 2000. This increase was the result of depreciation associated with our increased capital expenditures, as well as the effects from our acquisition of CTS in May 2001.

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

  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     We extend credit to customers and other parties in the normal course of business. Further, we regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding our customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

     We have made significant investments in inventory and rental equipment to service our customers around the world. On a routine basis, we use judgments in determining the level of reserves required to state inventory and rental equipment at the lower of cost or market. Our estimates are primarily influenced by technological innovations, market activity levels and the physical condition of products. Changes in these or other factors may result in adjustments to the carrying value of inventory and rental equipment.

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

     We assess the impairment of identifiable intangibles, long-lived assets and related goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:

     - Significant underperformance relative to expected historical or projected future operating results;

     - Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     - Significant negative industry or economic trends;

     - Significant decline in our stock price for a sustained period; and

     - Market capitalization relative to net book value.

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on projected net cash flows expected to result from that asset, including eventual disposition.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. This statement requires that legal obligations associated with the retirement of long-lived assets be recorded at fair value when incurred and became effective for us on January 1, 2003. The adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and became effective for us on January 1, 2003. The adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others," which clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require us to record certain guarantees that we issue after December 31, 2002, including certain third-party guarantees, on the balance sheet initially at fair value. We will record liabilities for guarantees we issued on or before December 31, 2002, when and if payments become probable and estimable. We do not expect the adoption of FIN 45 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

     Working capital was $73.9 million as of December 31, 2002 and $86.9 million as of December 31, 2001. Net cash provided by operating activities was $29.3 million for the year ended December 31, 2002 and $51.3 million for the year ended December 31, 2001. Decreases in working capital and cash flow from operating activities are principally the result of decreased operating activity.

     Net cash used in investing activities was $67.5 million for the year ended December 31, 2002 and $95.9 million for the year ended December 31, 2001. Net cash used in investing activities was principally the result of our capital expenditures program and the acquisitions of Hobbs, Boyd's, U.S. Clay and CTS, which were acquired in November 2002, August 2002, April 2002 and May 2001, respectively.

     Net cash provided by financing activities was $25.4 million for the year ended December 31, 2002 and $60.9 million for the year ended December 31, 2001. Net cash provided by financing activities in 2002 was primarily due to proceeds obtained through our revolving credit facility that was utilized to finance the Boyd's and E.M. Hobbs acquisitions. Net cash provided by financing activities in 2001 was primarily from the increase in our credit facility to finance the CTS acquisition and a total of $19.9 million in proceeds obtained from our June 2001 public offering of 5.5 million shares of our common stock and $4.3 from the proceeds of the exercise of warrants by the holders thereof.

     With the exception of the operating leases on real property and automobiles discussed in Note 7 of our consolidated financial statements, we have no off-balance sheet debt or other off-balance sheet financing arrangements. We currently have not entered into derivative or other financial instruments for trading or speculative purposes. The following table aggregates information about our contractual cash obligations (in thousands) as of December 31, 2002:

                                                    PAYMENTS DUE BY PERIOD
                                     ----------------------------------------------------
                                                LESS THAN    1 - 3     3 - 5    MORE THAN
CONTRACTUAL OBLIGATIONS               TOTAL      1 YEAR      YEARS     YEARS     5 YEARS
-----------------------              --------   ---------   -------   -------   ---------
Debt...............................  $147,305    $14,300    $57,780   $75,225     $ --
Operating leases...................    16,641      4,163      8,682     3,057      739
                                     --------    -------    -------   -------     ----
Total..............................  $163,946    $18,463    $66,462   $78,282     $739
                                     ========    =======    =======   =======     ====

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

     In accordance with our credit agreement, we exercised our option and obtained an additional revolving loan commitment of $10.0 million on January 17, 2003 and an additional supplemental Term B loan of $5.0 million on March 7, 2003. The quarterly payment of the supplemental Term B loan has been increased by $12,500 corresponding to this increase in the amount outstanding.

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

     Our credit facility is secured by a lien on substantially all of our property and assets, a pledge of all of the capital stock of our domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our foreign subsidiaries. In addition, our credit facility is guaranteed by all of our domestic subsidiaries. The credit facility requires, among other things, that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, our ability to pay dividends and future investments. As of December 31, 2002, we had outstanding borrowings under our credit facility of $142.8 million, of which $32.4 million was outstanding under the revolving credit facility.

     In connection with the CTS acquisition in May 2001, we issued $4.5 million in convertible subordinated notes to eight of the individuals from whom we acquired CTS as partial consideration for the acquisition. These notes bear interest at 9% per annum, payment of which is due quarterly. These notes mature on December 31, 2003. The holders of these notes may convert the notes into shares of common stock within 30 days of maturity at a rate of 0.0331 shares of common stock for each $1.00 of principal, subject to adjustment based upon various factors. We may redeem the notes at any time prior to their maturity with no prepayment penalty. However, the holders of these notes would have the option to exercise the conversion feature prior to redemption by us.

     For the year ended December 31, 2002, we made capital expenditures, primarily for additional rental tool inventory, additional LWD and MWD tools, wireline equipment and coiled tubing units, of $69.4 million, including expenditures for the replacement of equipment lost in hole. In addition, we incurred $10.0 million in research and development expenses for the year ended December 31, 2002. We believe that cash generated from operations and amounts available under our revolving credit facility will provide sufficient funds for our identified capital projects, debt service and working capital requirements. However, part of our strategy involves the acquisition of companies that have products and services complementary to our existing strategic base of operations. Depending on the size of any future acquisitions, we may require additional debt financing, possibly in excess of the limits of our credit facility, or additional equity financing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We currently have not entered into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in the interest rate applicable to these borrowings would have increased our interest expense by approximately $1.5 million for the year ended December 31, 2002 and $1.2 million for the year ended December 31, 2001.

     Foreign Currency Exchange Risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently do not hedge against foreign currency translation risks and we believe that foreign currency exchange risk is not significant to our operations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the notes thereto and our independent accountants' reports thereon appear on pages F-1 through F-22 of this Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported on Form 8-K, filed with the Commission on April 17, 2002, on April 12, 2002 we terminated Arthur Andersen LLP as our independent public accountants and engaged PricewaterhouseCoopers LLP as our independent public accountants for 2002.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

     Information required by this item is hereby incorporated by reference to such information included in our definitive proxy statement in connection with our 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is hereby incorporated by reference to such information included in our definitive proxy statement in connection with our 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is hereby incorporated by reference to such information included in our definitive proxy statement in connection with our 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2002 and under the heading "Equity Compensation Plans" in
Item 5 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND RELATED STOCKHOLDER MATTERS

     Information required by this item is hereby incorporated by reference to such information included in our definitive proxy statement in connection with our 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Within 90 days before the filing of this annual report on Form 10-K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer believe that:

     - our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and

     - our disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

     The certifications of our chief executive and chief financial officers required under 18 U.S.C. 1350 are included as Exhibit 99.1 to this Annual Report.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

     The following financial statements are included on pages F-1 through F-26 of this Report:

        Report of Independent Accountants

        Report of Independent Public Accountants

        Consolidated Balance Sheets as of December 31, 2002 and 2001

        Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2002, 2001 and 2000

        Consolidated Statements of Shareholders' Equity

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

                                          W-H ENERGY SERVICES, INC.

                                          By:   /s/ KENNETH T. WHITE, JR.
                                            ------------------------------------
                                                  Kenneth T. White, Jr.
                                              Chairman, President and Chief
                                                    Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 2003.

                                      SIGNATURE
                                      ---------




        /s/ KENNETH T. WHITE, JR.           Chairman of the Board, President and
-----------------------------------------     Chief Executive Officer (Principal
          Kenneth T. White, Jr.               Executive Officer)




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




          /s/ CHRISTOPHER MILLS             Director
-----------------------------------------
            Christopher Mills




       /s/ ROBERT H. WHILDEN, JR.           Director
-----------------------------------------
         Robert H. Whilden, Jr.




           /s/ MILTON L. SCOTT              Director
-----------------------------------------
             Milton L. Scott

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Kenneth T. White, Jr., certify that:

          1. I have reviewed this annual report on Form 10-K of W-H Energy Services, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent function:

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          /s/ KENNETH T. WHITE, JR.
                                          --------------------------------------
                                          Name: Kenneth T. White, Jr.
                                          Title:  Chairman, President and Chief
                                                  Executive Officer

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jeffrey L. Tepera, certify that:

          1. I have reviewed this annual report on Form 10-K of W-H Energy Services, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent function:

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          /s/ JEFFREY L. TEPERA
                                          --------------------------------------
                                          Name: Jeffrey L. Tepera
                                          Title: Vice President, Secretary and
                                                 Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of W-H Energy Services, Inc.:

     In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations and comprehensive income (loss), of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of W-H Energy Services, Inc. and its subsidiaries (the Company) at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The Company's consolidated financial statements as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, prior to the revision described in Note 5 of the consolidated financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

     In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and as discussed in Notes 2 and 5 of the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

     As discussed above, the Company's consolidated financial statements as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 5, those financial statements have been revised to include the transitional disclosures required by SFAS No. 142. We audited the transitional disclosures for 2001 and 2000 included in Note 5. In our opinion, the transitional disclosures for 2001 and 2000 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statement of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
January 31, 2003

THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K) INTO ANY OF THE COMPANY'S REGISTRATION STATEMENTS.

THE COMPANY HAS REVISED NOTE 5 TO ITS FINANCIAL STATEMENTS (AS DISCUSSED THEREIN) FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND INTANGIBLE ASSETS. THE ANDERSEN REPORT DOES NOT EXTEND TO ANY OF THESE CHANGES. THE REVISIONS TO THE 2001 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
W-H Energy Services, Inc.:

     We have audited the accompanying consolidated balance sheets of W-H Energy Services, Inc. (a Texas corporation) and subsidiaries as of December 31, 2001 and 2000* and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001*. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of W-H Energy Services, Inc. and subsidiaries as of December 31, 2001 and 2000* and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001*, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 1, 2002

---------------

* The Company's consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for the year ended December 31, 1999 are not included in this Form 10-K.

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
Current Assets:
  Cash and cash equivalents.................................  $  9,386    $ 19,978
  Marketable securities.....................................        --      12,990
  Accounts receivable, net of allowance of $6,375 and
     $5,792, respectively...................................    75,793      72,676
  Inventories...............................................    39,206      33,959
  Deferred income taxes.....................................     6,809       5,668
  Prepaid expenses and other................................     2,515       4,794
                                                              --------    --------
     Total current assets...................................   133,709     150,065
Property and equipment, net.................................   193,272     151,342
Goodwill and other intangibles, net.........................   102,533      79,466
Other assets, net...........................................     9,048       3,738
                                                              --------    --------
       Total assets.........................................  $438,562    $384,611
                                                              ========    ========


Current Liabilities:
  Current maturities of long-term debt......................  $ 14,300    $  7,300
  Accounts payable..........................................    22,896      25,161
  Notes payable.............................................     1,795         435
  Accrued liabilities.......................................    20,808      30,274
                                                              --------    --------
     Total current liabilities..............................    59,799      63,170
Long-term debt, net of current maturities...................   133,005     114,925
Deferred income taxes.......................................    24,229      16,455
Commitments and Contingencies (Note 7)
Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................        --          --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized 27,015,847 and 25,772,626 shares issued and
     outstanding, respectively..............................         3           3
  Additional paid-in capital................................   208,646     197,810
  Deferred compensation.....................................      (387)       (791)
  Other comprehensive income................................     3,421        (532)
  Retained earnings (deficit)...............................     9,846      (6,429)
                                                              --------    --------
     Total shareholders' equity.............................   221,529     190,061
                                                              --------    --------
       Total liabilities and shareholders' equity...........  $438,562    $384,611
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------
                                                             2002              2001              2000
                                                        ---------------   ---------------   ---------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenues..............................................    $   313,414       $   359,138       $   229,952
Costs and expenses:
  Cost of revenues....................................        172,922           186,452           123,871
  Selling, general and administrative.................         64,438            61,872            44,380
  Research and development expenses...................          9,954             7,923             6,010
  Depreciation and amortization.......................         32,620            26,730            19,339
                                                          -----------       -----------       -----------
       Total costs and expenses.......................        279,934           282,977           193,600
                                                          -----------       -----------       -----------
       Income from operations.........................         33,480            76,161            36,352
Other expense:
  Interest expense, net...............................          6,551             7,547            23,407
  Other expense, net..................................            466               151               674
                                                          -----------       -----------       -----------
       Income before income taxes.....................         26,463            68,463            12,271
  Provision for income taxes..........................         10,188            27,043             4,671
                                                          -----------       -----------       -----------
       Income before extraordinary loss...............         16,275            41,420             7,600
  Extraordinary loss, net of tax benefit of $4,867....             --                --            (8,288)
                                                          -----------       -----------       -----------
       Net income (loss)..............................    $    16,275       $    41,420       $      (688)
                                                          ===========       ===========       ===========
Comprehensive income (loss):
  Net income (loss)...................................    $    16,275       $    41,420       $      (688)
  Foreign currency translation adjustment.............          4,171               288              (995)
  Unrealized gains on marketable securities...........             --               218                --
                                                          -----------       -----------       -----------
  Comprehensive income (loss).........................    $    20,446       $    41,926       $    (1,683)
                                                          ===========       ===========       ===========
Earnings (loss) per share:
  Basic
     Income before extraordinary loss.................    $      0.62       $      1.71       $      0.53
     Extraordinary loss, net of tax benefit...........             --                --             (0.58)
                                                          -----------       -----------       -----------
     Net income (loss) per share......................    $      0.62       $      1.71       $     (0.05)
                                                          ===========       ===========       ===========
  Diluted
     Income before extraordinary loss.................    $      0.59       $      1.55       $      0.53
     Extraordinary loss, net of tax benefit...........             --                --             (0.58)
                                                          -----------       -----------       -----------
     Net income (loss) per share......................    $      0.59       $      1.55       $     (0.05)
                                                          ===========       ===========       ===========
Number of shares used in calculation of earnings
  (loss)
  per share:
  Basic...............................................     26,360,110        24,207,712        14,328,031
  Diluted.............................................     27,371,029        26,651,756        14,328,031

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   COMMON STOCK                                                   NOTE
                                  --------------   ADDITIONAL                      OTHER       RECEIVABLE    RETAINED
                                            PAR     PAID-IN       DEFERRED     COMPREHENSIVE      FROM       EARNINGS
                                  SHARES   VALUE    CAPITAL     COMPENSATION      INCOME       SHAREHOLDER   (DEFICIT)    TOTAL
                                  ------   -----   ----------   ------------   -------------   -----------   ---------   --------
                                                                          (IN THOUSANDS)
Balance, December 31, 1999......   9,075   $ 91     $ 11,792      $  (141)        $   (43)        $ --       $(47,161)   $(35,462)
Issuance of common stock for
  note receivable...............      10     --          128           --              --          (45)            --          83
Deferred compensation...........      --     --        1,458       (1,458)             --           --             --          --
Amortization of deferred
  compensation..................      --     --           --          404              --           --             --         404
Change in par value of class A
  common stock..................      --    (90)          90           --              --           --             --          --
Issuance of common stock --
  initial public offering, net
  of offering costs of $16.1
  million.......................  10,000      1      148,938           --              --           --             --     148,939
Issuance of common stock --
  warrant exchange and
  conversions...................   3,188     --          256           --              --           --             --         256
Foreign currency translation
  adjustment....................      --     --           --           --            (995)          --             --        (995)
Net loss........................      --     --           --           --              --           --           (688)       (688)
                                  ------   ----     --------      -------         -------         ----       --------    --------
Balance, December 31, 2000......  22,273      2      162,662       (1,195)         (1,038)         (45)       (47,849)    112,537
Payment on note receivable for
  common stock..................      --     --           --           --              --           45             --          45
Amortization of deferred
  compensation..................      --     --           --          404              --           --             --         404
Foreign currency translation
  adjustment....................      --     --           --           --             288           --             --         288
Issuance of common stock --
  warrant conversion............   1,926      1        4,268           --              --           --             --       4,269
Issuance of common stock --
  stock option exercises........     302     --          965           --              --           --             --         965
Issuance of common stock --
  acquisition of Coil Tubing
  Services......................     372     --       10,053           --              --           --             --      10,053
Issuance of common stock --
  equity offering, net of
  offering costs................     900     --       19,862           --              --           --             --      19,862
Unrealized gains on marketable
  securities....................      --     --           --           --             218           --             --         218
Net income......................      --     --           --           --              --           --         41,420      41,420
                                  ------   ----     --------      -------         -------         ----       --------    --------
Balance, December 31, 2001......  25,773   $  3     $197,810      $  (791)        $  (532)        $ --       $ (6,429)   $190,061
Amortization of deferred
  compensation..................      --     --           --          404              --           --             --         404
Foreign currency translation
  adjustment....................      --     --           --           --           4,171           --             --       4,171
Issuance of common stock --
  warrant conversion............     649     --          331           --              --           --             --         331
Issuance of common stock --
  stock option exercises........     174     --          699           --              --           --             --         699
Issuance of common stock --
  acquisitions..................     420     --        6,789           --              --           --             --       6,789
Tax benefit from employee stock
  option plan...................      --     --        3,017           --              --           --             --       3,017
Realized gains on marketable
  securities....................      --     --           --           --            (218)          --             --        (218)
Net income......................      --     --           --           --              --           --         16,275      16,275
                                  ------   ----     --------      -------         -------         ----       --------    --------
Balance, December 31, 2002......  27,016   $  3     $208,646      $  (387)        $ 3,421         $ --       $  9,846    $221,529
                                  ======   ====     ========      =======         =======         ====       ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2002        2001         2000
                                                              ---------   ---------   ----------
                                                                        (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income (loss).........................................  $ 16,275    $ 41,420    $    (688)
  Adjustments to reconcile net income (loss) to cash
     provided by operating activities --
     Depreciation and amortization..........................    32,620      26,730       19,339
     Gain on sale of assets.................................   (10,665)    (15,637)      (6,328)
     Deferred tax provision (benefit).......................     6,633      10,999         (650)
     Non-cash stock-based compensation expense..............        --          --           83
     Amortization of deferred compensation..................       404         404          404
     Non-cash interest expense..............................       820         654        1,835
     Tax benefit from employee stock option plan............     3,017          --           --
     Non-cash extraordinary loss, net of tax benefit........        --          --        8,288
     Change in operating assets and liabilities, excluding
       effects of acquisitions --
       Increase in accounts receivable, net.................    (2,803)    (11,676)     (20,386)
       Increase in inventories..............................    (4,297)    (15,436)      (4,829)
       Decrease (increase) in prepaid expenses and other....     2,331      (2,987)        (511)
       (Increase) decrease in other assets, net.............      (941)     (2,920)       1,439
       (Decrease) increase in accounts payable and accrued
          liabilities.......................................   (14,139)     19,716        9,369
                                                              --------    --------    ---------
          Net cash provided by operating activities.........    29,255      51,267        7,365
                                                              --------    --------    ---------
Cash Flows from Investing Activities:
  Acquisition of businesses, net of cash acquired of $601
     and $0.................................................   (25,669)    (33,146)          --
  Additions to property and equipment.......................   (69,447)    (69,268)     (38,286)
  Proceeds from sale of marketable securities...............    12,772          --           --
  Increase in marketable securities.........................        --     (12,772)          --
  Proceeds from sale of property and equipment..............    14,840      19,324        9,795
                                                              --------    --------    ---------
          Net cash used in investing activities.............   (67,504)    (95,862)     (28,491)
                                                              --------    --------    ---------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................    54,781      51,236      119,318
  Payments on debt..........................................   (30,439)    (15,423)    (245,506)
  Proceeds from the issuance of common stock, net of
     offering costs.........................................        --      19,862      148,939
  Proceeds from conversion of stock purchase warrants.......       331       4,269          256
  Proceeds from exercise of stock options...................       699         965           --
                                                              --------    --------    ---------
          Net cash provided by financing activities.........    25,372      60,909       23,007
                                                              --------    --------    ---------
Effect of exchange rate changes on cash.....................     2,285         288         (995)
                                                              --------    --------    ---------
Net (Decrease) Increase in Cash and Cash Equivalents........   (10,592)     16,602          886
Cash and Cash Equivalents, beginning of period..............    19,978       3,376        2,490
                                                              --------    --------    ---------
Cash and Cash Equivalents, end of period....................  $  9,386    $ 19,978    $   3,376
                                                              ========    ========    =========
Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period...........................  $  5,870    $  7,412    $  22,389
                                                              ========    ========    =========
  Income taxes paid during the period.......................  $  2,545    $ 12,791    $     264
                                                              ========    ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS ORGANIZATION

  DESCRIPTION OF COMPANY

     W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, W-H) is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. W-H has the following three primary lines of business: (i) drilling related products and services, which include logging-while-drilling, measurement-while-drilling, directional drilling, rental tools (including drill pipe), downhole drilling motors and drilling fluids; (ii) completion and workover related products and services, which include cased-hole wireline logging, perforating and associated rental equipment, polymers and specialty chemicals, rental tools (including tubing) and coiled tubing; and
(iii) maintenance and safety related products and services, which include waste management and safety equipment and services.

     On October 16, 2000, W-H closed its initial public offering of 10,000,000 shares of its common stock at an offering price of $16.50 per share. Concurrent with the closing of the offering, W-H executed a $115.0 million credit facility (see Note 6). The net proceeds of the offering along with borrowings under this credit facility were utilized to repay in full the outstanding balances, including accrued and unpaid interest, under its then existing senior secured credit facility, senior subordinated notes and other long term debt obligations, reducing its outstanding debt at October 16, 2000 from approximately $226.0 million to approximately $80.0 million. As a result of the early extinguishments of debt, W-H recognized an extraordinary loss of $8.3 million, net of taxes, resulting from the write-off of deferred financing costs and unamortized discount associated with the debt that was repaid.

     On June 27, 2001, W-H closed on an equity offering comprised of 900,000 shares of common stock offered by W-H and 4,600,000 shares of common stock offered by selling shareholders at a price to the public of $24 per share. W-H received approximately $19.9 million from the sale of the 900,000 shares of common stock, after deducting underwriting fees and offering expenses. W-H also received approximately $4.3 million in connection with the exercise of the warrants that were sold by the selling shareholders to, and exercised by, the underwriters.

     W-H's business depends in large part on the conditions of the oil and natural gas industry and specifically on the capital investment of W-H's customers. A prolonged downturn in oil and natural gas prices could have a material adverse effect on W-H's results of operations and financial condition, particularly with respect to its drilling related products and services. Demand for W-H's drilling related products and services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond W-H's control. Any prolonged reduction in oil and natural gas prices may depress the level of exploration, development and production activity. Lower levels of activity result in a corresponding decline in the demand for W-H's drilling related products and services which could have a material adverse effect on its revenues and profitability. Other risk factors include, but are not limited to, competition, risks relating to W-H's acquisition strategy, risks relating to acquisition financing and reliance on key personnel.

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

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized while minor replacements, maintenance and repairs, which do not improve or extend the life of such assets, are charged to operations as the services are provided. Disposals are removed at cost, less accumulated depreciation, and any resulting gain or loss is reflected in the accompanying consolidated statements of operations. Proceeds from customers for the cost of oilfield rental equipment that is involuntarily damaged or lost downhole are reflected as revenues.

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

  REALIZATION OF LONG-LIVED ASSETS

     Effective January 1, 2002, W-H adopted Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under SFAS No. 144, W-H evaluates the recoverability of assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 2002, 2001 or 2000.

  GOODWILL AND OTHER INTANGIBLES

     Goodwill represents the excess of the aggregate price paid by W-H in acquisitions accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Prior to

                           W-H ENERGY SERVICES, INC.

January 1, 2002, goodwill and other intangible assets were amortized on a straight-line basis over their estimated useful lives of 2 to 25 years. Effective January 1, 2002, W-H adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and accordingly, discontinued amortizing goodwill (Note 5). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives.

  REVENUE RECOGNITION AND COST OF REVENUES

     W-H recognizes revenue for services as services are provided. Revenue from products is recognized upon shipment of the product. Revenue from the rental of equipment is recognized as earned over the life of the contract. The primary components of cost of revenues are those salaries, expendable supplies, repairs and maintenance, costs of products sold and general operational costs that are directly associated with the services W-H performed for or products sold by W-H to its customers. Proceeds from customers for the cost of oilfield rental equipment that is involuntarily damaged or lost downhole are reflected as revenues.

  RESEARCH AND DEVELOPMENT

     Research and development costs are expensed when incurred. For the years ended December 31, 2002, 2001 and 2000, research and development costs were $10.0 million, $7.9 million and $6.0 million, respectively.

  INCOME TAXES

     W-H utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.

  USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  FINANCIAL INSTRUMENTS

     W-H considers the fair value of all financial instruments (primarily long-term debt) not to be materially different from their carrying values at the end of each fiscal year based on management's estimate of W-H's ability to borrow funds under terms and conditions similar to those of W-H's existing debt.

     With the exception of the operating leases on real property and automobiles discussed in Note 7 of the consolidated financial statements, we have no off-balance sheet debt or other off-balance sheet financing arrangements. We currently have not entered into derivative or other financial instruments for trading or speculative purposes.

  ACCOUNTING FOR STOCK-BASED COMPENSATION

     W-H accounts for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related interpretations. Under APB No. 25, no stock-based employee costs are reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings

                           W-H ENERGY SERVICES, INC.

(loss) per share as if W-H had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                           2002      2001      2000
                                                          -------   -------   -------
Net income (loss), as reported..........................  $16,275   $41,420   $  (688)
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effect.....................    2,724     3,106       649
                                                          -------   -------   -------
Pro forma net income (loss).............................  $13,551   $38,314   $(1,337)
                                                          =======   =======   =======
Earnings (loss) per share:
  Diluted, as reported..................................  $  0.59   $  1.55   $ (0.05)
  Diluted, pro forma....................................  $  0.50   $  1.44   $ (0.09)
Weighted-average fair value per share of options
  granted...............................................  $ 19.64   $ 21.49   $ 11.05

     Under SFAS No. 123, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the grants in the years ended December 31, 2002, 2001 and 2000: risk-free interest rates of between 3.8%-7.0%; dividend rates of zero; expected lives of between eight and ten years and expected volatilities of 60.2%-65.9%. The 3,256,824 options outstanding as of December 31, 2002 have a remaining contractual life of between 4.4 and 8.6 years.

     The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. W-H's stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate.

  FOREIGN CURRENCY TRANSLATIONS

     The operations of foreign locations were translated into U.S. dollars based on the current exchange rates at the respective balance sheet dates and the weighted-average rates during each year for the statements of operations and comprehensive income (loss). The translation adjustments were a gain of $4.2 million, $0.3 million and a loss of $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively, and are reflected as foreign currency translation adjustments in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000.

  EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and warrants. For the years ended December 31, 2002, 2001 and 2000, shares issuable under outstanding options of 912,337, 787,400 and 2,375,175, respectively, and warrants of zero, zero and 2,894,694, respectively, were excluded from the computation of earnings
(loss) per common share, because the inclusion of such shares would be antidilutive.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. This statement requires that legal obligations associated with the retirement of long-lived assets be recorded at fair value when

                           W-H ENERGY SERVICES, INC.

incurred and will be effective for W-H on January 1, 2003. The adoption of this statement is not expected to have a material impact on W-H's consolidated financial position, results of operations or cash flows.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement is not expected to have a material impact on W-H's consolidated financial position, results of operations or cash flows.

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

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others," which clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require W-H to record certain guarantees that W-H issues after December 31, 2002, including certain third-party guarantees, on the balance sheet initially at fair value. W-H will record liabilities for guarantees it issued on or before December 31, 2002, when and if payments become probable and estimable. W-H does not expect the adoption of FIN 45 will have a material impact on its consolidated financial position, results of operations or cash flows.

3.  ACQUISITIONS

     During 2002, W-H made the following acquisitions:

  E. M. HOBBS, INC.

     In November 2002, W-H acquired E. M. Hobbs, Inc. (Hobbs). Hobbs provides cased-hole wireline services in the southwest region of Texas. W-H acquired Hobbs for consideration consisting of $5.0 million in cash and 112,126 shares of W-H common stock, of which 39,461 shares will be held in escrow for a period of two years to satisfy any indemnification claims of W-H.

  BOYD'S BIT SERVICE, INC.

     In August 2002, W-H completed the acquisition of Boyd's Bit Service, Inc. (Boyd's). Boyd's provides wireline rental equipment through its four facilities in Lake Charles and New Iberia, Louisiana and Pearland and Alice, Texas. Consideration for this acquisition was approximately $14.6 million in cash and 279,287 shares of W-H common stock, of which 122,887 shares will be held in escrow for a period of two years to satisfy any indemnification claims of W-H.

  U. S. CLAY, L.P.

     In April 2002, W-H completed the acquisition of U.S. Clay, L.P. (U.S.
Clay). U.S. Clay was formed to mine and market a sodium bentonite discovery in West Texas. Sodium bentonite is a basic component of drilling fluids used in the drilling of oil and natural gas wells. Consideration for this acquisition was approximately $5.0 million in cash, of which $600,000 is held in escrow for a period of two years to satisfy any indemnification claims of W-H and $1.7 million in the form of promissory notes payable.

                           W-H ENERGY SERVICES, INC.

  3D STABILISERS LTD.

     In January 2002, W-H acquired 3D Stabilisers Ltd. (3D Stabilisers). 3D Stabilisers has developed a patented 3D rotary steerable system for use in directional drilling. The technology developed by 3D Stabilisers is not fully commercialized and is anticipated to serve as a complement to the technology base at PathFinder Energy Services, Inc. Consideration for this acquisition was approximately $0.5 million in cash and 28,798 shares of W-H common stock.

     The aggregate purchase price and estimated aggregate fair market value of the assets acquired and liabilities assumed with the businesses acquired in 2002 are as follows (in thousands):

Purchase price:
  Cash paid to former owners................................   $22,361
  Common stock..............................................     6,790
  Liabilities assumed.......................................     4,465
  Acquisition costs.........................................     1,395
                                                               -------
          Total purchase price..............................   $35,011
                                                               =======
Net assets acquired:
  Current assets............................................   $ 1,460
  Property and equipment....................................     6,717
  Goodwill..................................................    20,584
  Mineral leases............................................     5,943
  Other intangibles.........................................     2,255
  Current liabilities.......................................    (1,948)
                                                               -------
          Net assets acquired...............................   $35,011
                                                               =======

  COIL TUBING SERVICES, L.L.C.

     On May 31, 2001, W-H acquired Louisiana-based Coil Tubing Services, L.L.C.
(CTS). CTS provides coiled tubing services for oil and natural gas wells located on land, in the inland waterways and offshore through its facilities in Broussard, Louisiana and Pearland and Alice, Texas. W-H acquired CTS for $41.8 million in cash, common stock and convertible subordinated notes and assumed approximately $5.9 million in liabilities.

     The acquisition of CTS has been accounted for using the purchase method of accounting for business combinations. Accordingly, the results of operations of CTS have been included in the W-H financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired based upon their estimated fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired of approximately $40.0 million has been recorded as goodwill and was being amortized over 20 years on a straight-line basis (see Note 5).

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

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Activity in W-H's allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000, consists of the following (in thousands):

                                                              2002     2001     2000
                                                             ------   ------   ------
Balance, beginning of year.................................  $5,792   $3,425   $2,897
  Deductions for uncollectible receivables written off.....    (960)    (622)    (420)
  Additions charged to expense.............................   1,543    2,989      948
                                                             ------   ------   ------
Balance, end of year.......................................  $6,375   $5,792   $3,425
                                                             ======   ======   ======

                           W-H ENERGY SERVICES, INC.

     The components of inventories as of December 31, 2002 and 2001 are as follows (in thousands):

                                                               2002      2001
                                                              -------   -------
Finished goods..............................................  $31,921   $23,829
Work-in-process.............................................    2,398     5,703
Raw materials and supplies..................................    4,887     4,427
                                                              -------   -------
  Inventories...............................................  $39,206   $33,959
                                                              =======   =======

     Net property and equipment as of December 31, 2002 and 2001, consists of the following (in thousands):

                                                                2002        2001
                                                              ---------   --------
Rental equipment............................................  $ 235,525   $181,471
Machinery and equipment.....................................     21,293     14,039
Automobiles and trucks......................................     14,375      8,474
Office equipment, furniture and fixtures....................      7,178      5,626
Building & leasehold improvements...........................     17,014     14,148
                                                              ---------   --------
  Total.....................................................    295,385    223,758
Less -- accumulated depreciation............................   (102,113)   (72,416)
                                                              ---------   --------
  Property and equipment, net...............................  $ 193,272   $151,342
                                                              =========   ========

     Depreciation expense charged to operations totaled approximately $32.0 million, $23.3 million and $17.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Goodwill and other intangibles as of December 31, 2002 and 2001, consist of the following (in thousands):

                                                                                LIFE IN
                                                            2002       2001      YEARS
                                                          --------   --------   -------
Goodwill................................................  $105,949   $ 85,365       --
License agreements......................................     5,382      3,086    12-17
Non-compete agreements..................................     2,340      1,485      2-5
                                                          --------   --------
  Total.................................................   113,671     89,936
Less -- accumulated amortization........................   (11,138)   (10,470)
                                                          --------   --------
  Goodwill and other intangibles, net...................  $102,533   $ 79,466
                                                          ========   ========

     Amortization expense charged to operations totaled approximately $0.7 million, $3.4 million and $2.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                                                         ESTIMATED AGGREGATE AMORTIZATION OF
                                                                  INTANGIBLE ASSETS
                                                                   (IN THOUSANDS)
                                                        -------------------------------------
                                                        2003    2004    2005    2006    2007
                                                        -----   -----   -----   -----   -----
Amortization..........................................   889     826     821     793     789

                           W-H ENERGY SERVICES, INC.

     Accrued liabilities as of December 31, 2002 and 2001, consist of the following (in thousands):

                                                               2002      2001
                                                              -------   -------
Accrued compensation and benefits...........................  $ 7,681   $ 8,090
Accrued maintenance.........................................    1,674     3,761
Accrued taxes...............................................    2,476     4,714
Accrued insurance...........................................      303     1,401
Accrued professional fees...................................    1,799     1,798
Other accrued liabilities...................................    6,875    10,510
                                                              -------   -------
  Accrued liabilities.......................................  $20,808   $30,274
                                                              =======   =======

5.  GOODWILL:

     Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if indicators arise) for impairment. According to SFAS No. 142, companies are required to identify their reporting units and determine the aggregate carrying values and fair values of all such reporting units. To the extent the carrying value of a reporting unit exceeds its relative fair value, a second step of the SFAS No. 142 impairment test is required. This second step requires the comparison of the implied fair value of the reporting unit goodwill to its related carrying value, both of which must be measured by the company at the same point in time each year. Any initial loss resulting from a goodwill impairment test must be recorded as a change in accounting principle. W-H performed the required transitional and annual assessments in accordance with SFAS No. 142 for the year ended December 31, 2002, which resulted in W-H recording no goodwill impairment expense.

     The changes in the carrying amount of goodwill for each of W-H's reportable business segments for the year ended December 31, 2002 were as follows (in thousands):

                                                             MAINTENANCE
                                     DRILLING   COMPLETION   AND SAFETY    OTHER    TOTAL
                                     --------   ----------   -----------   -----   --------
Balances as of January 1, 2002.....  $33,764     $51,459         $--       $142    $ 85,365
Goodwill acquired during the
  period...........................       --      20,584         --          --      20,584
                                     -------     -------         --        ----    --------
Balances as of December 31, 2002...  $33,764     $72,043         $--       $142    $105,949
                                     =======     =======         ==        ====    ========

                           W-H ENERGY SERVICES, INC.

     The following table shows what W-H's net income (loss) and earnings (loss) per share ("EPS") would have been in 2001 and 2000, if goodwill had not been amortized during those periods, compared to the net income and EPS W-H recorded for 2002 (in thousands, except per share data):

                                                            2002      2001      2000
                                                           -------   -------   ------
Reported net income (loss)...............................  $16,275   $41,420   $ (688)
  Add back: Goodwill amortization........................       --     1,849    1,289
                                                           -------   -------   ------
Adjusted net income......................................  $16,275   $43,269   $  601
                                                           =======   =======   ======
Basic EPS:
  Reported net income (loss).............................  $  0.62   $  1.71   $(0.05)
  Goodwill amortization..................................       --      0.08     0.09
                                                           -------   -------   ------
  Adjusted net income....................................  $  0.62   $  1.79   $ 0.04
                                                           =======   =======   ======
Diluted EPS:
  Reported net income (loss).............................  $  0.59   $  1.55   $(0.05)
  Goodwill amortization..................................       --      0.07     0.09
                                                           -------   -------   ------
  Adjusted net income....................................  $  0.59   $  1.62   $ 0.04
                                                           =======   =======   ======

6.  DEBT:

     Long-term debt as of December 31, 2002 and 2001 consists of the following (in thousands):

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
CREDIT FACILITY:
Term A loan facility to financial institutions bearing
  interest at LIBOR plus 2.00% (3.40% at December 31, 2002), requiring annual principal payments ranging from $0 in the first year to $14.0 million in the fifth year, maturing on
  October 16, 2005..........................................  $ 32,000   $ 38,500
Term B loan facility to financial institutions bearing
  interest at LIBOR plus 3.25% (4.65% at December 31, 2002), requiring annual principal payments of $0.8 million
  through October 15, 2006 and the balance due on the
  maturity date, maturing on April 16, 2007.................    78,425     79,225
Revolving Credit facility to financial institutions bearing
  interest at LIBOR plus 2.00% (3.41% at December 31, 2002),
  maturing on October 16, 2005..............................    32,380         --
SUBORDINATED DEBT:
Convertible subordinated notes payable to prior owners of
  Coil Tubing Services, L.L.C. .............................     4,500      4,500
                                                              --------   --------
  Total debt................................................   147,305    122,225
Less -- Current maturities of long-term debt................   (14,300)    (7,300)
                                                              --------   --------
Total long-term debt........................................  $133,005   $114,925
                                                              ========   ========

                           W-H ENERGY SERVICES, INC.

  CREDIT FACILITY

     On May 31, 2001, in connection with its acquisition of CTS, W-H amended and restated its $115.0 million credit facility increasing borrowing availability to $165.0 million. W-H's amended and restated credit facility includes the following features:

     - a $40.0 million Term A loan facility that amortizes over five years, matures on October 16, 2005 and requires that W-H make annual principal repayments ranging from 0% of the original loan amount in the first year of the credit facility to 35% of the original loan amount on October 16, 2005;

     - a $80.0 million Term B loan facility that amortizes over six and one-half years, matures on April 16, 2007 and requires that W-H make annual principal repayments of 1% of the original loan amount in each of the first six years of the credit facility with the outstanding balance due on April 16, 2007; and

     - a $45.0 million revolving credit facility that may be borrowed, repaid and reborrowed from time to time and matures on October 16, 2005.

     At W-H's option, amounts borrowed under the credit facility bear interest at either a variable rate equal to reserve-adjusted LIBOR or an alternate base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.75% to 3.00% in the case of a LIBOR based loan under the revolving credit facility or the Term A loan facility and is 3.25% in the case of a LIBOR based loan under the Term B loan facility. For alternate base rate loans, the applicable margin ranges from 0.75% to 2.00% under the revolving credit facility and the Term A loan facility and is 2.25% under the Term B loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio.

     W-H's credit facility is secured by a lien on substantially all of its property and assets, a pledge of all of the capital stock of its domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of its foreign subsidiaries. In addition, W-H's credit facility is guaranteed by all of its domestic subsidiaries. The credit facility requires, among other things, that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, W-H's ability to pay dividends and future investments. As of December 31, 2002 and December 31, 2001, W-H had outstanding borrowings under our credit facility of $142.8 million and $117.7 million, respectively.

     Scheduled maturities of long-term debt are as follows (in thousands):

For the year ended December 31 --
  2003......................................................  $ 14,300
  2004......................................................    13,300
  2005......................................................    43,680
  2006......................................................       800
  2007......................................................    75,225
  Thereafter................................................        --
                                                              --------
     Total..................................................  $147,305
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

                           W-H ENERGY SERVICES, INC.

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

7.  COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     W-H leases certain real property and automobiles under operating leases that expire at various dates through 2009. Rental expense under operating leases was approximately $7.4 million, $8.9 million and $4.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For the year ended December 31 --
  2003......................................................  $ 4,163
  2004......................................................    3,425
  2005......................................................    2,824
  2006......................................................    2,433
  2007......................................................    3,057
  Thereafter................................................      739
                                                              -------
     Total..................................................  $16,641
                                                              =======

  EMPLOYMENT AGREEMENTS

     W-H has entered into employment agreements with its corporate officers. Under the agreements, each officer receives a set base salary, subject to adjustment, an annual discretionary bonus based on specific objectives to be determined by the compensation committee, an automobile allowance and certain fringe benefits as may be available to such executive officers. The agreements are for terms of two to four years, with certain automatic renewal provisions and contain non-competition agreements. The agreements also contain a termination clause, which requires a two-year payment based on the officer's salary, in the event of termination without cause.

     W-H also has employment agreements with certain non-corporate officers. The agreements are for terms of three to five years and provide for severance pay in the event of involuntary termination.

  LITIGATION

     Two separate lawsuits, Keith Vienne, et al v. Conoco, Inc., et al., No. 74,427 and Larry Mouton, et al v. Conoco, Inc., et al., No. 75,038, were filed in 1999 in Louisiana state court against six defendants, including Conoco, Inc., the primary operator of the field beginning in the 1950s, and Guillory Tank Truck Service, Inc., an oilfield waste disposal company. One of W-H's subsidiaries, Charles Holston, Inc., purchased the assets of Guillory Tank Truck Service, Inc. in 1989. These cases have several hundred plaintiffs who allege that they and their property have been exposed to improperly handled oil, gas and oilfield waste over a 40-year period in connection with the operation of an oilfield approximately four miles north of Rayne, Louisiana. The plaintiffs allege that Guillory Tank Truck Service, Inc. improperly disposed of oilfield waste from the field at various

                           W-H ENERGY SERVICES, INC.

unspecified times over the years. The plaintiffs are seeking an unspecified amount of general, special and exemplary damages. These cases, which are being consolidated for trial purposes, are in the initial phase of discovery and it is too early for us to predict a range of exposure or a likely outcome. However, W-H believes that under the terms of the asset purchase agreement entered into in 1989 to acquire these assets, Charles Holston, Inc. is not contractually liable for any acts which may result in liability prior to the acquisition of these assets. W-H does not expect these two lawsuits to have a material adverse effect on W-H's financial condition, results of operations or cash flows.

     W-H is a party to various routine legal proceedings that primarily involve intellectual property claims, commercial claims and workers' compensation claims. W-H cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, W-H believes that the outcome of all of these proceedings, even if determined adversely, would not have a material adverse effect on W-H's business or financial condition.

8.  INCOME TAXES

     The components of W-H's income tax provision are as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2002      2001     2000
                                                            -------   -------   -----
Current
  U.S. federal and state income taxes.....................  $ 1,421   $12,730   $  --
  Foreign.................................................    2,134     3,314     454
                                                            -------   -------   -----
          Total Current...................................    3,555    16,044     454
                                                            -------   -------   -----
Deferred
  U.S. federal and state income taxes.....................    5,780    10,296    (850)
  Foreign.................................................      853       703     200
                                                            -------   -------   -----
          Total Deferred..................................    6,633    10,999    (650)
                                                            -------   -------   -----
          Total provision (benefit).......................  $10,188   $27,043   $(196)
                                                            =======   =======   =====

     The United States and foreign components of income before income taxes are as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2002      2001     2000
                                                            -------   -------   -----
United States.............................................  $16,088   $57,823   $(372)
Foreign...................................................   10,375    10,640    (512)
                                                            -------   -------   -----
Total.....................................................  $26,463   $68,463   $(884)
                                                            =======   =======   =====

                           W-H ENERGY SERVICES, INC.

     The 2000 benefit differs from the provision in the statement of operations due to the $4.9 million benefit arising from the extraordinary loss (Note 6). The total provision for income taxes differs from an amount computed at the statutory rate as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Federal income tax (benefit) at statutory rates.........  $ 9,262   $23,962   $  (309)
State income taxes, net of federal benefit..............    1,668     1,492      (128)
US tax on foreign earnings..............................      328       223       200
Foreign income taxes....................................     (645)       49       633
Nondeductible items.....................................    1,347       552       800
Increase/(decrease) in valuation allowance and other....   (1,164)    1,172    (1,363)
Change in federal statutory rate........................       --        --       (29)
Credits.................................................     (608)     (407)       --
                                                          -------   -------   -------
                                                          $10,188   $27,043   $  (196)
                                                          =======   =======   =======
Effective tax rates.....................................     38.5%     39.5%     22.2%
                                                          =======   =======   =======

     The significant components of the deferred tax assets and liabilities as of December 31, 2002 and 2001, are as follows (in thousands):

                                                                2002       2001
                                                              --------   --------
Deferred tax assets --
  Net operating loss carryforwards..........................  $  8,759   $ 13,386
  Accruals not currently deductible for tax purposes........     3,944      4,566
  Write-off of bad debts....................................     1,706      1,654
  Inventory costs capitalized for tax purposes..............       268        252
  Credit carry forwards.....................................     1,068      1,139
  Capitalized research & development costs..................     3,046         --
                                                              --------   --------
          Total gross deferred tax assets...................    18,791     20,997
  Less -- valuation allowance...............................    (3,017)    (3,925)
                                                              --------   --------
          Net deferred tax assets...........................    15,774     17,072
                                                              --------   --------
Deferred tax liabilities --
  Tax depreciation in excess of book depreciation...........   (22,065)   (20,081)
  Tax amortization in excess of book amortization...........    (3,991)    (1,765)
  Other.....................................................    (7,138)    (6,013)
                                                              --------   --------
          Total gross deferred tax liabilities..............   (33,194)   (27,859)
                                                              --------   --------
          Net deferred tax liabilities......................  $(17,420)  $(10,787)
                                                              ========   ========

     At December 31, 2002, W-H has approximately $21.4 million of federal net operating loss ("NOL") carry forwards, $7.5 million of state NOL carry forwards and $3.7 million of foreign NOL carry forwards. Usage of the federal carryovers is subject to limitations provided under Section 382 of the Internal Revenue

                           W-H ENERGY SERVICES, INC.

Code as well as the separate return limitation year rules of the IRS regulations. The table below presents the details of our net operating loss carryover periods (in thousands).

                                                          CARRYOVER PERIOD
                                              ----------------------------------------
                                              2003   2004    2019      2020     TOTAL
                                              ----   ----   -------   ------   -------
Net operating loss..........................  $187   $59    $12,350   $8,831   $21,427

     Valuation allowances have been established for uncertainties in realizing the benefit of tax loss and credit carry forwards. As a result of the material changes in ownership of W-H, the utilization of certain NOL carry forwards is subject to certain annual limitations and has not been fully tax benefited for financial statement purposes. While W-H expects to realize the net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation. As of December 31, 2002, approximately $1.76 million of the valuation allowance relates to the possible expiration of federal carryovers due to the limitations imposed under Section 382. $0.25 million of the valuation allowance relates to state net operating loss carryovers and $1.01 million relates to foreign net operating loss carryovers. The valuation allowance decreased approximately $908,000 in 2002, increased approximately $817,000 in 2001 and decreased approximately $3.4 million in 2000. The $908,000 decrease in 2002 was primarily due to the realization of state NOLs and foreign tax credits.

9.  RELATED-PARTY TRANSACTIONS

  CONSULTING AND ADVISORY AGREEMENTS

     On August 11, 1997, W-H entered into a consulting agreement with an affiliate of The Jordan Company (Jordan), a private merchant banking firm that is affiliated with persons who are W-H shareholders and a member of W-H's board of directors. W-H paid approximately $925,000 under this agreement, for the year ended December 31, 2000. Concurrent with the closing of the IPO offering, W-H paid Jordan $250,000 to terminate the consulting agreement, which is recorded in selling, general and administrative expenses in the accompanying financial statements for the year ended December 31, 2000.

     On August 11, 1997, W-H entered into a transaction advisory agreement with an affiliate of Jordan, which expires on December 31, 2007. The advisory agreement provides for an investment banking and financial consulting fee ranging up to 1% to 2% of the aggregate transaction size for equity, debt, acquisitions, divestitures and other transactions. Under this agreement, W-H paid Jordan $-0-, $500,000 and $1,777,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

  LEASE AGREEMENT

     One of W-H's subsidiaries leases its facilities from an officer of the Company. For each of the years ended December 31, 2002, 2001 and 2000, W-H paid the officer $108,000.

  TRANSACTIONS WITH PENNY-FARTHING PRESS, INC.

     W-H's Chairman and Chief Executive Officer is the owner of Penny-Farthing Press Inc. (PFP), a publishing company, which occasionally performs services for W-H and several of its subsidiaries. In 2002, 2001 and 2000, W-H made payments to PFP for graphic design and other services of approximately $28,000, $64,000 and $60,000, respectively. During the same periods, PFP made payments to W-H of approximately $30,000, $26,000 and $33,000, respectively, primarily for rental of office space.

                           W-H ENERGY SERVICES, INC.

10.  SHAREHOLDERS' EQUITY

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

  CAPITAL STOCK

     In May 2000, W-H amended its articles of incorporation to reclassify its Class A common stock to common stock and eliminate its Class B common stock, with the par value of common stock reduced from $0.01 per share to $0.0001 per share. The change in par value did not affect any of the existing rights of shareholders and was recorded as an adjustment to additional paid-in capital in 2000. In addition, W-H's Board of Directors may authorize the issuance of up to 10,000,000 shares of preferred stock, par value $0.01, in one or more series.

  STOCK OPTIONS AND STOCK PURCHASE WARRANTS

     In June 2001, W-H's shareholders approved an amendment to W-H's stock option plan (the 1997 Option Plan) to increase the number of authorized shares to 3,750,000 to be issued under the 1997 Option Plan. Each option granted under the 1997 Option Plan contains such terms and conditions as may be approved by the Board of Directors or compensation committee (the Committee). These options vest ratably over a four-year period, after the first full year of service following the date of the grant and will expire ten years from the date the options were granted. If an optionee's employment terminates for any reason, the option may be exercised during the three month period following such termination, but only to the extent vested at the time of such termination. At December 31, 2002, 2,355,924 options were outstanding under this plan.

     Additionally, on March 29, 1999, W-H issued 900,900 options to its chief executive officer (CEO) under a separate non-statutory option plan. The options issued to its CEO have a 10-year term and an exercise price of $4.55 per share. At December 31, 2002, all of these options were vested.

     Warrants are normally issued in association with acquisitions or as compensation for debt arrangements. No warrants have been granted since 1999. As of December 31, 2002, there are 233,887 warrants outstanding and exercisable.

                           W-H ENERGY SERVICES, INC.

     A summary of W-H's stock options and warrants as of December 31, 2000, 2001 and 2002 is as follows:

                                                                            WEIGHTED
                                                              NUMBER OF   AVERAGE PRICE
                                                               OPTIONS      PER SHARE
                                                              ---------   -------------
Outstanding December 31, 1999...............................  2,111,175        3.87
  Granted...................................................    391,875       11.05
  Exercised/exchanged.......................................         --        0.00
  Expired/canceled..........................................   (127,875)       4.11
                                                              ---------
Outstanding December 31, 2000...............................  2,375,175        5.04
  Granted...................................................  1,060,850       21.49
  Exercised/exchanged.......................................   (297,335)       2.95
  Expired/canceled..........................................    (39,563)       6.80
                                                              ---------
Outstanding December 31, 2001...............................  3,099,127       10.85
                                                              ---------
  Granted...................................................    388,425       19.64
  Exercised/exchanged.......................................   (173,651)       4.03
  Expired/canceled..........................................    (57,077)      13.62
                                                              ---------
Outstanding December 31, 2002...............................  3,256,824       12.21
                                                              ---------
Exercisable at December 31, 2002............................  1,856,920        7.21
                                                              =========

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                          --------------------------------------------------   -------------------------------
                          OUTSTANDING    WEIGHTED AVERAGE                      EXERCISABLE
                             AS OF          REMAINING                             AS OF
                          DECEMBER 31,   CONTRACTUAL LIFE   WEIGHTED AVERAGE   DECEMBER 31,   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES      2002          (IN YEARS)       EXERCISE PRICE        2002        EXERCISE PRICE
------------------------  ------------   ----------------   ----------------   ------------   ----------------
$ 2.21- 3.48..........       301,442           4.4               $ 2.29           301,442          $ 2.29
  3.48- 4.55..........     1,209,573           6.2                 4.48         1,134,906            4.46
  4.55-16.50..........       420,535           7.8                12.62           163,205           12.21
 16.50-25.75..........     1,325,274           8.6                21.35           257,367           21.59
                           ---------                                            ---------
$ 2.21-25.75..........     3,256,824           7.6               $15.14         1,856,920          $ 9.71
                           =========                                            =========

     In January 2000, W-H issued options to purchase 190,575 shares of common stock to employees. W-H recorded additional deferred compensation totaling approximately $1.5 million for options granted in the first quarter of 2000. The additional deferred compensation is being amortized over the four-year vesting period of the individual stock options issued. The fair value of the common stock on the date of grant was determined based on a third-party valuation and taking into consideration certain industry and company-specific factors. During each of the years ended December 31, 2002, 2001 and 2000, W-H recognized $404,000 in compensation expense relating to these options.

11.  401(k) PLAN

     W-H maintains a 401(k) plan that enables employees to contribute up to specified percentages of their annual compensation. W-H may contribute a matching amount for each participant equal to a discretionary percentage determined annually by W-H. W-H may also contribute additional amounts at its sole discretion. W-H matching contributions were approximately $870,000, $855,000 and $695,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                           W-H ENERGY SERVICES, INC.

12.  SEGMENTS

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that companies report separately information about each significant operating segment reviewed by the chief operating decision maker. Management has organized segments based on differences in each segment's customers and the products and services offered without aggregating operating segments. All segments that meet a threshold of 10% of revenues, reported profit or loss, or combined assets are defined as significant segments. Based on these requirements, management has identified three reportable segments, drilling related products and services, completion and workover related products and services and maintenance and safety related products and services. The accounting policies of the operating segments are the same at those described in the summary of significant accounting policies.

  DRILLING RELATED PRODUCTS AND SERVICES:

     The drilling related products and services segment provides products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. These products and services are used primarily throughout North America, Brazil and in select areas of the Eastern Hemisphere. This segment consists of six primary business lines: (i) LWD; (ii) MWD; (iii) directional drilling; (iv) downhole drilling motors; (v) rental tools and (vi) drilling fluids.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     The completion and workover related products and services segment provides products and services primarily to customers onshore in the Gulf Coast region and offshore in the Gulf of Mexico. These products include: (i) cased-hole wireline logging, perforating and associated rental equipment; (ii) polymers and specialty chemicals; (iii) rental tools (including tubing) and (iv) coiled tubing.

  MAINTENANCE AND SAFETY RELATED PRODUCTS AND SERVICES

     The maintenance and safety related products and services segment provides products and services primarily for refinery and petrochemical plant applications and major and independent oil and natural gas companies, including:
(i) waste management; and (ii) safety equipment and services.

     W-H recognizes revenues, cost of revenues, selling, general and administrative expense, research and development expense and depreciation and amortization expense by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the year ended December 31, 2002:

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY    CORPORATE    TOTAL
                                 --------   ----------   -----------   ---------   --------
Revenues.......................  $205,177    $ 80,645      $27,592      $    --    $313,414
Operating Income...............    26,600      13,548          581       (7,249)     33,480
Depreciation & Amortization....    20,163       8,668        3,537          252      32,620
Total assets...................   243,016     153,108       29,626       12,812     438,562
Capital expenditures...........    40,650      22,422        6,112          263      69,447

                           W-H ENERGY SERVICES, INC.

     As of and for the year ended December 31, 2001:

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY    CORPORATE    TOTAL
                                 --------   ----------   -----------   ---------   --------
Revenues.......................  $253,068    $ 78,087      $27,983      $    --    $359,138
Operating Income...............    61,963      17,881        2,084       (5,767)     76,161
Depreciation & Amortization....    16,888       6,793        2,789          260      26,730
Total assets...................   207,693     109,327       27,634       39,957     384,611
Capital expenditures...........    46,034      16,238        6,550          446      69,268

     As of and for the year ended December 31, 2000:

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY    CORPORATE    TOTAL
                                 --------   ----------   -----------   ---------   --------
Revenues.......................  $162,930    $43,177       $23,845      $    --    $229,952
Operating Income...............    32,046      7,065         1,339       (4,098)     36,352
Depreciation & Amortization....    13,118      3,696         2,419          106      19,339
Total assets...................   159,567     43,197        22,824        6,643     232,231
Capital expenditures...........    22,177      9,337         6,184          588      38,286

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands):

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2002        2001        2000
                                                       ---------   ---------   ---------
Revenues:
  United States......................................  $257,088    $314,594    $208,774
  North Sea..........................................    31,850      26,416      16,008
  Other..............................................    24,476      18,128       5,170
                                                       --------    --------    --------
          Total......................................  $313,414    $359,138    $229,952
                                                       ========    ========    ========

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          ---------   ---------   ---------
Operating Income:
  United States.........................................   $21,744     $64,138     $32,057
  North Sea.............................................     7,442       6,737       3,236
  Other.................................................     4,294       5,286       1,059
                                                           -------     -------     -------
          Total.........................................   $33,480     $76,161     $36,352
                                                           =======     =======     =======

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Long-Lived Assets:
  United States.............................................  $277,827   $214,796
  North Sea.................................................    20,988     14,648
  Other.....................................................     6,038      5,102
                                                              --------   --------
          Total.............................................  $304,853   $234,546
                                                              ========   ========

                           W-H ENERGY SERVICES, INC.

13.  INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of consolidated interim information for the years ended December 31, 2002 and 2001 (amounts in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                          ---------   --------   -------------   ------------
2002
Revenues................................   $76,353    $73,258       $80,790        $83,013
Operating income........................   $10,365    $ 8,113       $ 7,520        $ 7,482
Net income..............................   $ 5,462    $ 4,005       $ 3,487        $ 3,321
Income per common share:
  Basic.................................   $  0.21    $  0.15       $  0.13        $  0.12
  Diluted...............................   $  0.20    $  0.15       $  0.13        $  0.12

                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                          ---------   --------   -------------   ------------
2001
Revenues................................   $78,956    $94,286      $100,725        $85,171
Operating income........................   $16,612    $21,256      $ 22,892        $15,401
Net income..............................   $ 8,931    $11,627      $ 12,441        $ 8,421
Income per common share:
  Basic.................................   $  0.40    $  0.51      $   0.48        $  0.33
  Diluted...............................   $  0.35    $  0.44      $   0.45        $  0.31

14.  SUBSEQUENT EVENT (UNAUDITED)

     In accordance with W-H's credit agreement, W-H exercised its option and obtained an additional revolving loan commitment of $10.0 million on January 17, 2003 and an additional supplemental Term B loan of $5.0 million on March 7, 2003. The quarterly payment of the supplemental Term B loan has been increased by $12,500 corresponding to this increase in the amount outstanding.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 3.1      --    Restated Articles of Incorporation of the Company
                (incorporated by reference to Exhibit 3.1 of the Company's
                Registration Statement No. 333-43411 on Form S-1)
 3.2      --    Amended and Restated Bylaws of the Company (incorporated by
                Reference to Exhibit 3.2 of the Company's Registration
                Statement No. 333-43411 on Form S-1)
 3.3      --    Statement of Designations of Series A Junior Participating
                Preferred Stock of W-H Energy Services, Inc. (included as
                Exhibit A to the Rights Agreement (Exhibit 4.2 hereto))
                setting forth the terms of the Series A Junior Participating
                Preferred Stock, par value $0.01 per share.
 4.1      --    Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No.
                333-43411 on Form S-1)
 4.2      --    Rights Agreement, dated as of May 31, 2002, between the
                Company and Computershare Trust Company, Inc., as Rights
                Agent (incorporated by reference to Exhibit 1 to the
                Company's Registration Statement on Form 8-A filed with the
                Securities Exchange Commission on June 5, 2002).
 9.1      --    Amended and Restated Stockholders Agreement, dated March 26,
                1999 (incorporated by reference to Exhibit 9.1 of the
                Company's Registration Statement No. 333-43411 on Form S-1)
10.1(a)   --    Amended and Restated Employment Agreement of Kenneth T.
                White, Jr., dated March 27, 1999 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement No.
                333-43411 on Form S-1)
10.1(b)   --    Amendment to Employment Agreement of Kenneth T. White, Jr.,
                dated January 24, 2001 (incorporated by reference to Exhibit
                10.1(a) of the Company's Annual Report on Form 10-K for the
                year ended December 31, 2000)
10.2      --    Employment Agreement of Jeffrey L. Tepera, dated March 26,
                1999, as amended (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement No. 333-43411 on
                Form S-1)
10.3      --    Employment Agreement of William J. Thomas III, dated May 1,
                2000 (incorporated by reference to Exhibit 10.3 of the
                Company's Registration Statement No. 333-43411 on Form S-1)
10.4(a)   --    W-H Energy Services, Inc. 1997 Stock Option Plan
                (incorporated by reference to Exhibit 10.4 of the Company's
                Registration Statement No. 333-43411 on Form S-1)
10.4(b)   --    Amendment to W-H Energy Services, Inc. 1997 Stock Option
                Plan dated April 27, 2001 (incorporated by reference to
                Exhibit C to the Company's Definitive Proxy Statement on
                Schedule 14A, filed May 8, 2001)
10.5      --    Non-Statutory Stock Option Agreement for Kenneth T. White,
                Jr., dated March 29, 1999 (incorporated by reference to
                Exhibit 10.5 of the Company's Registration Statement No.
                333-43411 on Form S-1)
10.6      --    Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement No.
                333-43411 on Form S-1)
10.7      --    Amended and Restated TJC Transaction Advisory Agreement with
                TJC Management Corp., dated March 26, 1999 (incorporated by
                Reference to Exhibit 10.11 of the Company's Registration
                Statement No. 333-43411 on Form S-1)
10.8      --    Amended and Restated Credit Agreement dated as of May 31,
                2001 among the Company, various financial institutions, as lenders, Credit Suisse First Boston, as syndication agent,
                Bank One, N.A., as documentation agent, and Wells Fargo Bank
                Texas, N.A., as administrative agent (incorporated by
                Reference to Exhibit 10.12 of the Company's Registration
                Statement No. 333-62140 on Form S-1)
10.9      --    Purchase Agreement dated as of May 10, 2001, by and among
                Agri-Empresa, Inc., W-H Energy Holdings, Inc, W-H Energy
                Services, Inc. and the Sellers listed therein (incorporated by reference to Exhibit 10.13 of the Company's Registration
                Statement No. 333-62140 on Form S-1)
10.10     --    Employment Agreement of Ernesto Bautista, III, dated June 1,
                2000 (incorporated by reference to Exhibit 10.15 of the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 2000.
10.11     --    Employment Agreement of Stuart J. Ford, dated February 27,
                2002 (incorporated by reference to Exhibit 10.16 of the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended March 31, 2002)
11.1      --    Computation of Per Share Earnings*
21.1      --    List of Significant Subsidiaries of the Company*
23.1      --    Consent of PricewaterhouseCoopers LLP*
23.2      --    Notice Regarding Lack of Consent of Arthur Andersen, L.L.P.*
99.1      --    Section 906 Certification*

---------------

 * filed herewith