Form 10-Q
period 2003-03-31
W-H ENERGY SERVICES INC
filed 2003-05-09
CIK 1051034

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                  OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 000-31721

                             ---------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     As of May 5, 2003 there were outstanding 27,072,503 shares of common stock, par value $0.0001 per share, of the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           W-H ENERGY SERVICES, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                                  PART I
                           FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    1
         Consolidated Balance Sheets -- March 31, 2003 (unaudited)
         and December 31, 2002.......................................    1
         Consolidated Statements of Operations and Comprehensive
         Income (unaudited) -- Three months ended March 31, 2003 and
         2002........................................................    2
         Consolidated Statements of Cash Flows (unaudited) -- Three
         months ended March 31, 2003 and 2002........................    3
         Notes to Consolidated Financial Statements (unaudited)......    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   13
Item 4.  Controls and Procedures.....................................   13
                                  PART II
                             OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................   14
Signatures...........................................................   15
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of     16
  2002...............................................................

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  8,906       $  9,386
  Accounts receivable, net of allowance of $6,408 and
     $6,375, respectively...................................     79,827         75,793
  Inventories...............................................     39,599         39,206
  Deferred income taxes.....................................      6,675          6,809
  Prepaid expenses and other................................      2,980          2,515
                                                               --------       --------
     Total current assets...................................    137,987        133,709
Property and equipment, net.................................    197,068        193,272
Goodwill and other intangibles, net.........................    101,461        102,533
Other assets, net...........................................      8,947          9,048
                                                               --------       --------
     Total assets...........................................   $445,463       $438,562
                                                               ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $ 17,740       $ 22,896
  Accrued liabilities.......................................     21,733         20,808
  Current maturities of long-term debt......................     15,350         14,300
  Notes payable.............................................      1,786          1,795
                                                               --------       --------
     Total current liabilities..............................     56,609         59,799
Long-term debt, net of current maturities...................    135,089        133,005
Deferred income taxes.......................................     26,820         24,229
                                                               --------       --------
     Total liabilities......................................    218,518        217,033
                                                               --------       --------
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................         --             --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized, 27,064,466 and 27,015,847 shares issued and
     outstanding, respectively..............................          3              3
  Additional paid-in capital................................    208,854        208,646
  Deferred compensation.....................................       (286)          (387)
  Other comprehensive income................................      2,660          3,421
  Retained earnings.........................................     15,714          9,846
                                                               --------       --------
     Total shareholders' equity.............................    226,945        221,529
                                                               --------       --------
     Total liabilities and shareholders' equity.............   $445,463       $438,562
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

                           W-H ENERGY SERVICES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------   ------------
                                                                      (UNAUDITED)
Revenues....................................................   $   94,690     $   76,353
Costs and expenses:
  Cost of revenues..........................................       52,174         41,141
  Selling, general and administrative.......................       19,236         15,759
  Research and development..................................        2,553          2,010
  Depreciation and amortization.............................        9,406          7,078
                                                               ----------     ----------
     Total costs and expenses...............................       83,369         65,988
                                                               ----------     ----------
     Operating income.......................................       11,321         10,365
Other expense:
  Interest expense, net.....................................        1,787          1,424
  Other (income) expense, net...............................           (8)            59
                                                               ----------     ----------
     Income before income taxes.............................        9,542          8,882
  Provision for income taxes................................        3,674          3,420
                                                               ----------     ----------
     Net income.............................................   $    5,868     $    5,462
                                                               ==========     ==========
Comprehensive income:
  Net income................................................   $    5,868     $    5,462
  Unrealized gain on marketable securities, net of income
     realization............................................           --           (137)
  Foreign currency translation adjustment...................         (761)          (777)
                                                               ----------     ----------
  Comprehensive income......................................   $    5,107     $    4,548
                                                               ==========     ==========
Earnings per share:
  Basic.....................................................   $     0.22     $     0.21
  Diluted...................................................   $     0.21     $     0.20
Number of shares used in calculation of earnings per share:
  Basic.....................................................   27,042,193     25,830,060
  Diluted...................................................   27,938,583     27,484,260

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                                   (UNAUDITED)
Cash Flows from Operating Activities:
  Net income................................................  $  5,868    $  5,462
  Adjustments to reconcile net income to cash provided by
     operating activities --
     Depreciation and amortization..........................     9,406       7,078
     Gain on the sale of assets.............................    (2,603)     (1,738)
     Deferred tax provision.................................     2,725       2,864
     Amortization of deferred compensation..................       101         101
     Amortization of deferred financing costs...............       220         205
     Tax benefit from employee stock option plan............       124          --
     Changes in operating assets and liabilities, excluding
      effects of acquisitions --
       (Increase) decrease in accounts receivable, net......    (4,232)      7,192
       Increase in inventories..............................      (518)     (5,594)
       Increase in prepaid expenses and other...............      (472)     (1,309)
       Decrease (increase) in other assets, net.............       784         (27)
       Decrease in accounts payable and accrued
        liabilities.........................................    (4,071)     (4,543)
                                                              --------    --------
          Net cash provided by operating activities.........     7,332       9,691
                                                              --------    --------
Cash Flows from Investing Activities:
  Acquisition of business, net of cash acquired.............        --        (941)
  Additions to property and equipment.......................   (14,299)    (15,296)
  Proceeds from the sale of marketable securities...........        --       4,873
  Proceeds from sale of property and equipment..............     4,290       2,649
                                                              --------    --------
          Net cash used in investing activities.............   (10,009)     (8,715)
                                                              --------    --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................    26,185         553
  Payments on debt..........................................   (23,060)     (2,253)
  Proceeds from the exercise of stock options and stock
     purchase warrants......................................        84         248
                                                              --------    --------
          Net cash provided by (used in) financing
           activities.......................................     3,209      (1,452)
                                                              --------    --------
Effect of exchange rate changes on cash.....................    (1,012)       (777)
Net decrease in Cash and Cash Equivalents...................      (480)     (1,253)
Cash and Cash Equivalents, beginning of period..............     9,386      19,978
                                                              --------    --------
Cash and Cash Equivalents, end of period....................  $  8,906    $ 18,725
                                                              ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BUSINESS ORGANIZATION

  DESCRIPTION OF COMPANY

     W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, W-H) is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. W-H has the following three primary lines of business: (i) drilling related products and services, which include logging-while-drilling (LWD), measurement-while-drilling (MWD), directional drilling, rental tools (including drill pipe), downhole drilling motors and drilling fluids; (ii) completion and workover related products and services, which include cased-hole wireline logging, perforating and associated rental equipment, polymers and specialty chemicals, rental tools (including tubing) and coiled tubing; and (iii) maintenance and safety related products and services, which include waste management and safety equipment and services.

  BASIS OF PRESENTATION

     The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

  ACCOUNTING POLICIES AND PROCEDURES

     Effective January 1, 2003, W-H adopted Financial Accounting Standards Board ("FASB") No. 143, "Accounting for Asset Retirement Obligations." This statement requires that legal obligations associated with the retirement of long-lived assets be recorded at fair value when incurred. The adoption of this statement did not have a material impact on W-H's consolidated financial position as of March 31, 2003, or its results of operations or cash flows for the three months then ended.

     W-H adopted FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FASB Interpretation 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation applies to guarantees issued or modified after December 31, 2002 and has had no impact on our consolidated results of operations or consolidated balance sheet.

     Other than as described above, W-H has not added to or changed its accounting policies since December 31, 2002. For a description of these policies, refer to Note 2 of the consolidated financial statements in W-H's Annual Report on Form 10-K for the year ended December 31, 2002.

2.  EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and warrants. For the three months ended March 31, 2003 and 2002, shares of 896,390 and 1,654,200, respectively, resulting from the assumed exercise of outstanding options and warrants, were added to the denominator because the inclusion of such

                           W-H ENERGY SERVICES, INC.

shares would be dilutive. For the three months ended March 31, 2003 and 2002, shares of 1,590,074 and 787,400, respectively, were excluded from the computation of earnings per common share, because the inclusion of such shares would be anti-dilutive.

3.  DEBT

  CREDIT FACILITY

     In the first quarter of 2003, W-H obtained an additional revolving loan commitment of $10.0 million and a supplemental Term B loan of $5.0 million under its existing credit facility. As so amended, the credit facility consists of Term A and Term B loan facilities in the amounts of $40.0 million and $85.0 million, respectively. Additionally, the credit facility has a $55.0 million revolving loan facility of which $32.7 million was outstanding at March 31, 2003. The Term A loan facility matures on October 16, 2005 and requires payments escalating from zero in the first year to $14.0 million in the fifth year. The Term B loan facility matures on April 16, 2007 and requires principal payments of $0.85 million in each of the first six years with the outstanding balance being due on the maturity date. The revolving loan facility matures on October 16, 2005. At W-H's option, amounts borrowed under the credit facility bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus in each case, an applicable margin. The applicable margin ranges from 1.75% to 3.00% in the case of a LIBOR based loan under the revolving loan facility or the Term A loan facility and is 3.25% in the case of a LIBOR based loan under the Term B loan facility. For alternate base rate loans, the applicable margin ranges from 0.75% to 2.00% under the revolving loan facility and the Term A loan facility and is 2.25% under the Term B loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio. The credit facility, among other things, contains covenants that require that W-H maintain certain financial ratios and limits the amount of capital expenditures that may be made, the amount of debt that may be incurred outside of the credit facility, the amount of future investments and its ability to pay dividends. At March 31, 2003, W-H was in compliance with these restrictive covenants.

     The credit facility is secured by a lien on all of W-H's property and assets, a pledge of all of the capital stock of W-H's material domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H's foreign subsidiaries. In addition, the credit facility is guaranteed by all of W-H's material domestic subsidiaries.

  CONVERTIBLE SUBORDINATED NOTES

     In connection with its acquisition of Coil Tubing Services, L.L.C. ("CTS") in May 2001, W-H issued $4.5 million in convertible subordinated notes (the "Notes") to eight individuals (the "Sellers") as partial consideration for the acquisition. The Notes bear interest at 9% per annum, payment of which is due quarterly. The principal and accrued interest matures on December 31, 2003. The Sellers may convert the Notes into shares of W-H common stock within 30 days of maturity at a rate of 0.0331 shares of common stock for each $1.00 of principal, subject to adjustment based upon various factors. W-H may redeem the Notes at its discretion at any time prior to maturity with no prepayment penalty. However, the Sellers would have the option to exercise the conversion feature prior to redemption. W-H has no present intention to exercise the redemption feature.

  PROMISSORY NOTES

     In connection with its acquisition of U.S. Clay, L.P. in April 2002, W-H issued a total of $1.8 million in promissory notes to the sellers as partial consideration for the acquisition. The notes were paid in full on April 25, 2003.

                           W-H ENERGY SERVICES, INC.

4.  STOCK OPTIONS

     A summary of W-H's stock options as of March 31, 2003 and December 31, 2002 is as follows:

                                                            NUMBER OF    WEIGHTED AVERAGE
                                                             OPTIONS     PRICE PER SHARE
                                                            ----------   ----------------
Outstanding December 31, 2002.............................  3,256,824         12.21
Granted...................................................         --            --
Exercised/exchanged.......................................    (28,691)         2.91
Expired/canceled..........................................    (11,500)        17.17
                                                            ---------
Outstanding March 31, 2003................................  3,216,633         12.28
                                                            ---------
Exercisable at March 31, 2003.............................  2,012,706          7.53
                                                            ---------

     The fair value of each option was estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used for the historical option grants: risk-free interest rates of between 3.6%-7.0%; dividend rates of zero; average expected lives of between 6.9 and 8.6 years and expected volatilities of 59.2%-65.9%. The 3,216,633 options outstanding as of March 31, 2003 have a remaining contractual life of between 4.6 and 7.4 years.

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

     Had compensation expense for the stock options granted to employees and directors been determined using the fair value method, net income and diluted net income per share for the three months ended March 31, 2003 and 2002, respectively would have been reduced to the following pro forma amounts:

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
Net income --
  As reported...............................................   $5,868      $5,462
  Pro forma.................................................    5,310       4,845
Diluted net income per share --
  As reported...............................................   $ 0.21      $ 0.20
  Pro forma.................................................     0.19        0.18

5.  SEGMENTS

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

                           W-H ENERGY SERVICES, INC.

  DRILLING RELATED PRODUCTS AND SERVICES

     The drilling related products and services segment provides products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. These products and services are used primarily throughout North America, Brazil and in selected areas of the Eastern Hemisphere. This segment consists of the following business lines: (i) LWD; (ii) MWD; (iii) directional drilling; (iv) downhole drilling motors; (v) rental tools (including drill pipe); and (vi) drilling fluids.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     The completion and workover related products and services segment provides products and services primarily to customers onshore in the Gulf Coast region and offshore in the Gulf of Mexico. These products include: (i) cased-hole wireline logging, perforating and associated rental equipment; (ii) polymers and specialty chemicals; (iii) rental tools (including tubing); and (iv) coiled tubing.

  MAINTENANCE AND SAFETY RELATED PRODUCTS AND SERVICES

     The maintenance and safety related products and services segment provides products and services primarily for refinery and petrochemical plant applications and major and independent oil and natural gas companies, including:
(i) waste management and (ii) safety equipment and services.

  SUMMARY INFORMATION

     W-H recognizes revenues, cost of revenues, selling, general and administrative expense, research and development expense and depreciation and amortization expense by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the three months ended March 31, 2003 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY    CORPORATE    TOTAL
                                 --------   ----------   -----------   ---------   --------
Revenues.......................  $ 56,033    $ 31,134      $ 7,523      $    --    $ 94,690
Operating income...............     6,995       6,886         (354)      (2,206)     11,321
Depreciation and
  amortization.................     5,404       2,952          982           68       9,406
Total assets...................   242,070     162,659       30,419       10,315     445,463
Capital expenditures...........     8,130       5,112          957          100      14,299

     As of and for the three months ended March 31, 2002 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY    CORPORATE    TOTAL
                                 --------   ----------   -----------   ---------   --------
Revenues.......................  $ 51,804    $ 17,332      $ 7,217      $    --    $ 76,353
Operating income...............     8,215       3,299          429       (1,578)     10,365
Depreciation and
  amortization.................     4,526       1,706          790           56       7,078
Total assets...................   217,171     110,875       29,163       29,160     386,369
Capital expenditures...........     8,620       4,538        2,074           64      15,296

                           W-H ENERGY SERVICES, INC.

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands) (unaudited):

  REVENUES

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
United States...............................................   $80,696     $61,649
North Sea...................................................     8,130       9,164
Other.......................................................     5,864       5,540
                                                               -------     -------
  Total.....................................................   $94,690     $76,353
                                                               =======     =======

  OPERATING INCOME

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
United States...............................................   $ 9,161     $ 6,435
North Sea...................................................       963       2,750
Other.......................................................     1,197       1,180
                                                               -------     -------
  Total.....................................................   $11,321     $10,365
                                                               =======     =======

  LONG-LIVED ASSETS

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
United States...............................................  $281,952      $277,827
North Sea...................................................    19,512        20,988
Other.......................................................     6,012         6,038
                                                              --------      --------
  Total.....................................................  $307,476      $304,853
                                                              ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following discussion and analysis may contain forward-looking statements. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, the current and expected future prices of crude oil and natural gas, capital expenditures by customers, activity levels in the oil and natural gas exploration and production industry, the development and implementation of new technologies, weather conditions in offshore markets, risks associated with the occurrence of personal injuries, loss of life, damage or destruction of property, equipment or the environment and suspension of operations, our ability to attract and retain skilled workers, the loss of key members of management, competition in our industry, compliance with and developments in environmental and other governmental regulations, the loss of the use of certain technologies, the concentration of customers in the energy industry, our ability to successfully integrate future acquisitions, political and economic risks, an impairment of goodwill and restrictions on our ability to raise additional funds. For additional discussion of these risks, please see the discussion set forth under the heading "Factors That May Affect Future Results and Accuracy of Forward Looking Statements" contained in our most recent Annual Report filed on Form 10-K with the Securities and Exchange Commission.

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

     Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity as well as the entire health of the oil and natural gas industry. Demand for our drilling related products and services is directly affected by the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Demand for our completion and workover related products and services depends more on oil and natural gas production activity, which is less immediately affected by changes in oil and natural gas prices. Demand for our maintenance and safety related products and services is affected by the rate of plant overhauls and maintenance turnarounds as well as the overall health of the refining and petrochemical industries and, to a lesser extent, by the level of oil and gas exploration, development and production activity.

  DRILLING RELATED PRODUCTS AND SERVICES

     Revenue from our drilling related products and services segment constituted approximately 59% of our first quarter 2003 consolidated revenue. Approximately 15% of our first quarter 2003 drilling segment revenue was generated in various international locations which include Canada, Brazil, Europe, North Africa and the Middle East. However, the most significant portion of our drilling segment revenues is generated in the United States, including the Gulf of Mexico. In July 2001, exploration and development activity levels in the United States peaked and began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738. Rig count levels modestly recovered during the remainder of 2002 and the first quarter of 2003, but remained well below the average activity level of 2001. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,156, 830 and 897 for 2001, 2002 and the three months ended March 31, 2003, respectively. The decline in exploration and development activity levels in the United States has significantly impacted our revenue and earnings generated in this key market.

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

     Outside of the United States, the North Sea remains our largest drilling segment market, particularly for LWD, MWD and directional drilling services. However, due to the unexpected enactment of a United Kingdom tax law imposing a 10% supplementary tax on oil and natural gas profits derived from the North Sea, many of our customers have reduced drilling activity in this region. According to statistics published by Baker Hughes, the number of rotary rigs operating in the North Sea declined from an average of 67 in January 2002 to an average of 42 in March 2003. We do not expect any marked increase in activity levels in the North Sea in the near term.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     This sector is our second largest business segment and provided approximately 33% of our total first quarter 2003 consolidated revenue. Revenues provided by the completion and workover segment are almost exclusively derived from the United States and the Gulf of Mexico. Although activity levels in the completion and workover of existing oil and natural gas wells are linked to commodity prices, our completion segment is less commodity price sensitive than our drilling segment. As a result, our completion and workover segment has and continues to provide stability during prolonged downturns in drilling activity. We have increased our revenue capacity in this segment through capital spending which, when combined with our acquisitions, has strengthened and further diversified our completion and workover segment.

  MAINTENANCE AND SAFETY RELATED PRODUCTS AND SERVICES

     Our maintenance and safety segment provided approximately 8% of our first quarter 2003 consolidated revenue and is focused entirely in and along the Gulf Coast region of the United States. Although somewhat seasonal in nature, with higher activity levels in the early and late portions of the year, this segment is primarily dependent upon the maintenance activity levels of refineries and petrochemical plants and, to a lesser extent, on the level of exploration, development and production activity.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-Q.

 THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

     Revenues. Revenues increased by $18.3 million, or approximately 24%, to $94.7 million for the three months ended March 31, 2003 from $76.4 million for the three months ended March 31, 2002. This increase was attributable to higher demand for certain of our products and services, particularly drilling/completion fluids, rental tools, cased-hole wireline and coiled tubing, as well as the revenue contributions of Boyd's Rental Tools, which was acquired in August 2002 and E.M. Hobbs, which was acquired in November 2002.

     Revenues from our drilling related products and services increased by $4.2 million, or approximately 8%, to $56.0 million for the three months ended March 31, 2003 from $51.8 million for the three months ended March 31, 2002. This increase was primarily attributable to higher utilization of our rental tool fleet, as well as enhanced demand for our drilling fluids products.

     Revenues from our completion and workover related products and services increased by $13.8 million, or approximately 80%, to $31.1 million for the three months ended March 31, 2003 from $17.3 million for the three months ended March 31, 2002. This increase was the result of higher utilization of our coiled tubing and cased-hole wireline fleet, demand for our completion fluids, as well as the impact of the acquisitions that we consummated after the first quarter of 2002.

     Revenues from our maintenance and safety related products and services increased by $0.3 million, or approximately 4%, to $7.5 million for the three months ended March 31, 2003 from $7.2 million for the three months ended March 31, 2002, due primarily to increased sales of our safety products.

     Cost of Revenues. Cost of revenues increased by $11.1 million, or approximately 27% to $52.2 million for the three months ended March 31, 2003 from $41.1 million for the three months ended March 31, 2002. As a percentage of revenues, cost of revenues increased to 55.1% for the three months ended March 31, 2003 from 53.9% for the three months ended March 31, 2002. The increase in cost of revenues as a percentage of revenues was due to the continued effects of softness in pricing, increased insurance costs and our revenue mix, particularly sales increases in our lower margin fluids products. In addition, our cost of revenues as a percentage of revenues was impacted by our strategy of maintaining an optimal level of staffing and infrastructure to ensure that we are capable of benefiting from future increases in industry activity levels.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.4 million, or approximately 22%, to $19.2 million for the three months ended March 31, 2003 from $15.8 million for the three months ended March 31, 2002. The increase was primarily attributable to the operating expenses of Boyd's and E.M. Hobbs, which were acquired after the first quarter of 2002, as well as increased insurance costs. As a percentage of revenues, selling, general and administrative expenses decreased to 20.3% for the three months ended March 31, 2003 from 20.6% for the three months ended March 31, 2002.

     Research and Development Expenses. Research and development expenses increased by $0.6 million, or approximately 30%, to $2.6 million for the three months ended March 31, 2003 from $2.0 million for the three months ended March 31, 2002. This increase was the result of increased research and development spending on our MWD/LWD and related technologies. We believe it is necessary to maintain our investment in developing new technologies during the current downturn in drilling to ensure that we are capable of benefiting fully from future increases in industry activity levels.

     Depreciation and Amortization. Depreciation and amortization increased by $2.3 million, or approximately 32%, to $9.4 million for the three months ended March 31, 2003 from $7.1 million for the three months ended March 31, 2002. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisitions.

     Interest and Other Expense. Interest and other expense for the three months ended March 31, 2003 was $1.8 million, an increase of $0.3 million, or approximately 20% from $1.5 million for the three months ended March 31, 2002. This increase was primarily due to an overall increase in debt.

     Net Income. Net income for the three months ended March 31, 2003 was $5.9 million, an increase of $0.4 million, or approximately 7%, from the $5.5 million reported for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary uses for cash are working capital, capital expenditures, acquisitions, and principal and interest payments on indebtedness. Our strategy during the current downturn has been to increase our inventory, fixed assets, research and development expenditures, and personnel to ensure that we are capable of benefiting from future increases in industry activity levels. To the extent our cash requirements for working capital, capital expenditures, acquisitions and principal and interest payments on indebtedness exceed cash flow from operations, we must fund our cash requirements primarily through debt and equity financing activities.

     Working capital was $81.4 million as of March 31, 2003 and $73.9 million as of December 31, 2002. Net cash provided by operating activities was $7.3 million and $9.7 million for the three months ended March 31, 2003 and 2002, respectively. The increase in working capital and decrease in cash flow from operating activities are principally attributable to higher operating levels resulting in more accounts receivable at March 31, 2003.

     Net cash used in investing activities was $10.0 million and $8.7 million for the three months ended March 31, 2003 and 2002, respectively. Net cash used in investing activities was principally the result of capital expenditures, offset by proceeds from lost-in-hole revenue.

     Net cash provided by financing activities was $3.2 million for the three months ended March 31, 2003. Net cash used in financing activities was $1.5 million for the three months ended March 31, 2002. Net cash provided by financing activities was primarily the result of borrowings from our credit facility. Net cash used in financing activities was primarily the result of repayments on our debt obligations.

     With the exception of operating leases on real property and automobiles, we have no off-balance sheet debt or other off-balance sheet financing arrangements. We have not entered into derivative or other financial instruments for trading or speculative purposes.

     In the first quarter of 2003, we obtained an additional revolving loan commitment of $10.0 million and a supplemental Term B loan of $5.0 million under our existing credit facility. As so amended, our credit facility includes the following features:

     - a $40.0 million Term A loan facility that amortizes over five years, matures on October 16, 2005 and requires that we make annual principal repayments ranging from 0% of the original loan amount in the first year of the credit facility to 35% of the original loan amount on October 16, 2005;

     - an $85.0 million Term B loan facility that amortizes over six and one-half years, matures on April 16, 2007 and requires that we make annual principal repayments of 1% of the original loan amount in each of the first six years of the credit facility with the outstanding balance due on April 16, 2007; and

     - a $55.0 million revolving loan facility that may be borrowed, prepaid and reborrowed from time to time and matures on October 16, 2005.

     At our option, amounts borrowed under the credit facility bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.75% to 3.00% in the case of a LIBOR based loan under the revolving loan facility or the Term A loan facility and is 3.25% in the case of a LIBOR based loan under the Term B loan facility. For alternate base rate loans, the applicable margin ranges from 0.75% to 2.00% under the revolving loan facility and the Term A loan facility and is 2.25% under the Term B loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio.

     Our credit facility is secured by a lien on all of our property and assets, a pledge of all of the capital stock of our material domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our foreign subsidiaries. In addition, our credit facility is guaranteed by all of our material domestic subsidiaries. The credit facility, among other things, requires that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, the amount of future investments and our ability to pay dividends. At March 31, 2003, we were in compliance with these restrictive covenants. As of March 31, 2003 and December 31, 2002, we had outstanding borrowings under our credit facility of $145.9 million and $142.8 million, respectively, of which $32.7 million and $32.4 million, respectively, were outstanding under the revolving credit facility.

     In connection with the CTS acquisition in 2001, we issued $4.5 million in convertible subordinated notes (the "Notes") to eight individuals (the "Sellers") as partial consideration for the acquisition. The Notes bear interest at 9% per annum, payment of which is due quarterly. The principal and accrued interest matures on December 31, 2003. The Sellers may convert the Notes into shares of common stock within 30 days of maturity at a rate of 0.0331 shares of common stock for each $1.00 of principal, subject to adjustment based upon various factors. We may redeem the Notes at our discretion at any time prior to maturity with no prepayment penalty. However, the Sellers would have the option to exercise the conversion feature prior to redemption. We have no present intention to exercise the redemption feature.

     In connection with the U.S. Clay acquisition in 2002, we issued a total of $1.8 million in promissory notes to the sellers as partial consideration for the acquisition. The notes were paid in full on April 25, 2003.

     For the three months ended March 31, 2003, we made capital expenditures of $14.3 million, primarily for rental tool inventory, LWD and MWD tools, wireline equipment and coil tubing units, including expenditures for the replacement of equipment lost in hole. In addition, we incurred $2.6 million in research and development expenses for the three months ended March 31, 2003. Management believes that cash generated from operations, cash on-hand and amounts available under our revolving credit facility will provide sufficient funds for our identified capital projects, debt service and working capital requirements. However, part of our strategy involves the acquisition of companies that have products and services complementary to our existing strategic base of operations. Depending on the size of any future acquisitions, we may require additional debt financing, possibly in excess of the limits of the credit facility, or additional equity financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk. Market risk is the potential loss arising from adverse changes in market prices and rates. We have not entered into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense by approximately $387,000 for the three months ended March 31, 2003.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

     The documents listed on the Exhibit Index following the signature pages hereto are filed with this Quarterly Report on Form 10-Q, and the contents of such Exhibit Index are hereby incorporated herein by reference.

     b.  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          W-H ENERGY SERVICES, INC.

                                          By:     /s/ JEFFREY L. TEPERA
                                            ------------------------------------
                                                     Jeffrey L. Tepera
                                                     Vice President and
                                                  Chief Financial Officer
Date: May 9, 2003                              (Principal Financial Officer)

                                          By:   /s/ ERNESTO BAUTISTA, III
                                            ------------------------------------
                                                   Ernesto Bautista, III
                                                     Vice President and
                                                    Corporate Controller
Date: May 9, 2003                              (Principal Accounting Officer)

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ JEFFREY L. TEPERA
--------------------------------------
Name: Jeffrey L. Tepera
Title: Vice President and Chief
Financial Officer

                                 EXHIBIT INDEX

NUMBER                                EXHIBIT TITLE
------                                -------------
 11.1    --    Computation of Per Share Earnings
 99.1    --    Certification of Chief Executive Officer of W-H Energy
               Services, Inc. pursuant 18 U.S.C. Section 1350
 99.2    --    Certification of Chief Financial Officer of W-H Energy
               Services, Inc. pursuant 18 U.S.C. Section 1350