Form 10-Q
period 2003-06-30
W-H ENERGY SERVICES INC
filed 2003-08-14
CIK 1051034

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

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 001-31346

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

     As of August 5, 2003 there were outstanding 27,269,233 shares of common stock, par value $0.0001 per share, of the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           W-H ENERGY SERVICES, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                                  PART I
                           FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    1
         Consolidated Balance Sheets -- June 30, 2003 (unaudited) and
         December 31, 2002...........................................    1
         Consolidated Statements of Operations and Comprehensive
         Income (unaudited) -- Three and six months ended June 30,
         2003 and 2002...............................................    2
         Consolidated Statements of Cash Flows (unaudited) -- Six
         months ended June 30, 2003 and 2002.........................    3
         Notes to Consolidated Financial Statements (unaudited)......    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of
         Operations..................................................   10
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   15
Item 4.  Controls and Procedures.....................................   15

                                  PART II
                             OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   16
Item 2.  Changes in Securities and Use of Proceeds...................   16
Item 4.  Submission of Matters to a Vote of Security Holders.........   16
Item 5.  Other Information...........................................   16
Item 6.  Exhibits and Reports on Form 8-K............................   16
Signatures...........................................................   18

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  7,532       $  9,386
  Accounts receivable, net of allowance of $5,919 and
     $6,375, respectively...................................     84,628         75,793
  Inventories...............................................     40,783         39,206
  Deferred income taxes.....................................      6,784          6,809
  Prepaid expenses and other................................      2,798          2,515
                                                               --------       --------
     Total current assets...................................    142,525        133,709
Property and equipment, net.................................    203,034        193,272
Goodwill and other intangibles, net.........................    101,806        102,533
Other assets, net...........................................      8,887          9,048
                                                               --------       --------
     Total assets...........................................   $456,252       $438,562
                                                               ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $ 18,133       $ 22,896
  Accrued liabilities.......................................     23,537         20,808
  Current maturities of long-term debt......................     16,350         14,300
  Notes payable.............................................         --          1,795
                                                               --------       --------
     Total current liabilities..............................     58,020         59,799
Long-term debt, net of current maturities...................    134,508        133,005
Deferred income taxes.......................................     28,820         24,229
                                                               --------       --------
     Total liabilities......................................    221,348        217,033
                                                               --------       --------
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................         --             --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized, 27,159,064 and 27,015,847 shares issued and
     outstanding, respectively..............................          3              3
  Additional paid-in capital................................    209,381        208,646
  Deferred compensation.....................................       (185)          (387)
  Other comprehensive income................................      4,231          3,421
  Retained earnings.........................................     21,474          9,846
                                                               --------       --------
     Total shareholders' equity.............................    234,904        221,529
                                                               --------       --------
     Total liabilities and shareholders' equity.............   $456,252       $438,562
                                                               ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                           FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                           ---------------------------   -------------------------
                                               2003           2002          2003          2002
                                           ------------   ------------   -----------   -----------
                                                   (UNAUDITED)                  (UNAUDITED)
Revenues.................................  $    96,789    $    73,258    $   191,479   $   149,611
Costs and expenses:
  Cost of revenues.......................       54,727         40,403        106,901        81,544
  Selling, general and administrative....       17,996         14,724         37,232        30,483
  Research and development...............        3,015          2,458          5,568         4,468
  Depreciation and amortization..........        9,709          7,560         19,115        14,638
                                           -----------    -----------    -----------   -----------
     Total costs and expenses............       85,447         65,145        168,816       131,133
                                           -----------    -----------    -----------   -----------
     Operating income....................       11,342          8,113         22,663        18,478
Other (income) expense:
  Interest expense, net..................        1,972          1,491          3,759         2,915
  Other (income) expense, net............            5            111             (3)          170
                                           -----------    -----------    -----------   -----------
     Income before income taxes..........        9,365          6,511         18,907        15,393
  Provision for income taxes.............        3,605          2,506          7,279         5,926
                                           -----------    -----------    -----------   -----------
     Net income..........................  $     5,760    $     4,005    $    11,628   $     9,467
                                           ===========    ===========    ===========   ===========
Comprehensive income:
  Net income.............................  $     5,760    $     4,005    $    11,628   $     9,467
  Unrealized gain on marketable
     securities, net of income
     realization.........................           --            (81)            --          (218)
  Foreign currency translation
     adjustment..........................        1,571          3,672            810         2,895
                                           -----------    -----------    -----------   -----------
  Comprehensive income...................  $     7,331    $     7,596    $    12,438   $    12,144
                                           ===========    ===========    ===========   ===========
Earnings per share:
  Basic..................................  $      0.21    $      0.15    $      0.43   $      0.36
  Diluted................................  $      0.21    $      0.15    $      0.42   $      0.34
Number of shares used in calculation of
  earnings per share:
  Basic..................................   27,139,096     26,056,431     27,090,912    25,943,871
  Diluted................................   28,084,087     27,619,932     27,970,195    27,461,778

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  (UNAUDITED)
Cash Flows from Operating Activities:
  Net income................................................  $ 11,628   $  9,467
  Adjustments to reconcile net income to cash provided by
     operating activities --
     Depreciation and amortization..........................    19,115     14,638
     Gain on the sale of assets.............................    (4,095)    (3,136)
     Deferred tax provision.................................     4,616      3,906
     Amortization of deferred compensation..................       202        202
     Amortization of deferred financing costs...............       470        410
     Tax benefit from employee stock option plan............       312        947
     Changes in operating assets and liabilities, excluding
      effects of acquisitions --
       (Increase) decrease in accounts receivable, net......    (9,298)     9,465
       Increase in inventories..............................    (1,968)    (5,739)
       Increase in prepaid expenses and other...............      (300)    (1,385)
       Increase in other assets, net........................      (129)        (6)
       Decrease in accounts payable and accrued
        liabilities.........................................    (1,429)    (8,935)
                                                              --------   --------
          Net cash provided by operating activities.........    19,124     19,834
                                                              --------   --------
Cash Flows from Investing Activities:
  Acquisition of business, net of cash acquired.............        --     (6,095)
  Additions to property and equipment.......................   (31,172)   (33,185)
  Proceeds from the sale of marketable securities...........        --     12,772
  Proceeds from sale of property and equipment..............     6,829      4,848
                                                              --------   --------
          Net cash used in investing activities.............   (24,343)   (21,660)
                                                              --------   --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................    48,263      1,953
  Payments on debt..........................................   (46,476)    (5,727)
  Proceeds from the exercise of stock options and stock
     purchase warrants......................................       423        655
                                                              --------   --------
          Net cash provided by (used in) financing
           activities.......................................     2,210     (3,119)
                                                              --------   --------
Effect of exchange rate changes on cash.....................     1,155      2,028
Net decrease in Cash and Cash Equivalents...................    (1,854)    (2,917)
Cash and Cash Equivalents, beginning of period..............     9,386     19,978
                                                              --------   --------
Cash and Cash Equivalents, end of period....................  $  7,532   $ 17,061
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BUSINESS ORGANIZATION

  DESCRIPTION OF COMPANY

     W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, W-H) is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. W-H has the following three reportable segments:
(i) drilling related products and services, (ii) completion and workover related products and services and (iii) maintenance and safety related products and services. For a description of these segments, see Note 5.

  BASIS OF PRESENTATION

     The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

  ACCOUNTING POLICIES AND PROCEDURES

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No. 150") in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The provisions of SFAS No. 150, which the Company adopted on June 1, 2003, did not have a material impact on the Company's consolidated financial statements.

     The FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149") in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for existing contracts and new contracts entered into after June 30, 2003. The provisions of SFAS No. 149 are not expected to have a material impact on the Company's consolidated financial statements.

     Effective January 1, 2003, W-H adopted FASB Statement No. 143, "Accounting for Asset Retirement Obligations." This statement requires that legal obligations associated with the retirement of long-lived assets be recorded at fair value when incurred. The adoption of this statement did not have a material impact on W-H's consolidated financial position as of June 30, 2003, or its results of operations or cash flows for the three and six months then ended.

     W-H adopted FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FASB Interpretation 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken

                           W-H ENERGY SERVICES, INC.

in issuing the guarantee. This interpretation applies to guarantees issued or modified after December 31, 2002 and has had no impact on our consolidated results of operations or consolidated balance sheets.

     Other than as described above, W-H has not added to or changed its accounting policies since December 31, 2002. For a description of these policies, refer to Note 2 of the Consolidated Financial Statements in W-H's Annual Report on Form 10-K for the year ended December 31, 2002.

2.  EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and warrants. For the three months ended June 30, 2003 and 2002, additional shares of 944,991 and 1,563,501, respectively, resulting from the assumed exercise of outstanding options and warrants, were added to the denominator because the inclusion of such shares would be dilutive. For the six months ended June 30, 2003 and 2002, additional shares of 879,283 and 1,517,907, respectively, resulting from the assumed exercise of outstanding options and warrants, were added to the denominator because the inclusion of such shares would be dilutive. For the three months ended June 30, 2003 and 2002, additional shares of 972,337 and 115,425, respectively, were excluded from the computation of earnings per common share, because the inclusion of such shares would be anti-dilutive. For the six months ended June 30, 2003 and 2002, additional shares of 1,390,837 and 902,825, respectively, were excluded from the computation of earnings per common share, because the inclusion of such shares would be anti-dilutive.

3.  DEBT

  CREDIT FACILITY

     In the first quarter of 2003, W-H obtained an additional revolving loan commitment of $10.0 million and a supplemental Term B loan of $5.0 million under its existing credit facility. As so amended, the credit facility consists of Term A and Term B loan facilities in the amounts of $40.0 million and $85.0 million, respectively, of which $28.0 million and $83.0 million, respectively, were outstanding at June 30, 2003. Additionally, the credit facility has a $55.0 million revolving loan facility of which $35.4 million was outstanding at June 30, 2003. The Term A loan facility matures on October 16, 2005 and requires payments escalating from zero in the first year to $14.0 million in the fifth year. The Term B loan facility matures on April 16, 2007 and requires principal payments of $0.85 million in each of the first six years with the outstanding balance being due on the maturity date. The revolving loan facility matures on October 16, 2005. At W-H's option, amounts borrowed under the credit facility bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus in each case, an applicable margin. The applicable margin ranges from 1.75% to 3.00% in the case of a LIBOR based loan under the revolving loan facility or the Term A loan facility and is 3.25% in the case of a LIBOR based loan under the Term B loan facility. For alternate base rate loans, the applicable margin ranges from 0.75% to 2.00% under the revolving loan facility and the Term A loan facility and is 2.25% under the Term B loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio. The credit facility, among other things, contains covenants that require that W-H maintain certain financial ratios and limits the amount of capital expenditures that may be made, the amount of debt that may be incurred outside of the credit facility, the amount of future investments and its ability to pay dividends. At June 30, 2003, W-H was in compliance with these restrictive covenants.

     The credit facility is secured by a lien on all of W-H's property and assets, a pledge of all of the capital stock of W-H's material domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H's foreign subsidiaries. In addition, the credit facility is guaranteed by all of W-H's material domestic subsidiaries.

                           W-H ENERGY SERVICES, INC.

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

4.  STOCK OPTIONS

          A summary of W-H's stock options as of June 30, 2003 and December 31, 2002 is as follows:

                                                                         WEIGHTED AVERAGE
                                                              NUMBER      EXERCISE PRICE
                                                            OF OPTIONS      PER SHARE
                                                            ----------   ----------------
Outstanding December 31, 2002.............................  3,256,824         $12.21
Granted...................................................    385,000          18.52
Exercised/exchanged.......................................    (64,206)          6.58
Expired/canceled..........................................    (13,150)         17.21
                                                            ---------
Outstanding June 30, 2003.................................  3,564,468          12.98
                                                            ---------
Exercisable at June 30, 2003..............................  2,010,416         $ 7.77
                                                            ---------

     The fair value of each option was estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used for the historical option grants: risk-free interest rates of between 3.5%-7.0%; dividend rates of zero; average expected lives of between 6.7 and 8.6 years and expected volatilities of 57.7%-65.9%. The 3,564,468 options outstanding as of June 30, 2003 have a remaining contractual life of between 4.2 and 8.5 years.

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

                           W-H ENERGY SERVICES, INC.

     Had compensation expense for the stock options granted to employees and directors been determined using the fair value method, net income and diluted net income per share for the three and six months ended June 30, 2003 and 2002, respectively would have been reduced to the following pro forma amounts:

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                     -----------------------------   -----------------------------
                                     JUNE 30, 2003   JUNE 30, 2002   JUNE 30, 2003   JUNE 30, 2002
                                     -------------   -------------   -------------   -------------
Net income --
  As reported......................     $5,760          $4,005          $11,628         $9,467
  Pro forma........................      5,097           3,002           10,302          7,461
Diluted net income per share --
  As reported......................     $ 0.21          $ 0.15          $  0.42         $ 0.34
  Pro forma........................       0.18            0.11             0.37           0.27

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

  MAINTENANCE AND SAFETY RELATED PRODUCTS AND SERVICES

     The maintenance and safety related products and services segment provides products and services primarily for refinery and petrochemical plant applications and major and independent oil and natural gas companies in the Gulf Coast region. These products and services include: (i) waste management and (ii) safety equipment and services.

  SUMMARY INFORMATION

     W-H recognizes revenues, cost of revenues, selling, general and administrative expense, research and development expense and depreciation and amortization expense by segment. Interest expense and other

                           W-H ENERGY SERVICES, INC.

income (expense) are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the three months ended June 30, 2003 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $ 55,190    $ 33,827      $ 7,772     $    --   $ 96,789
Operating income...............     5,160       8,038          375      (2,231)    11,342
Depreciation and
  amortization.................     5,636       3,004        1,001          68      9,709
Total assets...................   248,706     168,665       30,613       8,268    456,252
Capital expenditures...........    10,678       5,696          483          16     16,873

     As of and for the three months ended June 30, 2002 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $ 47,000    $ 19,212      $ 7,046     $    --   $ 73,258
Operating income...............     5,739       3,447          709      (1,782)     8,113
Depreciation and
  amortization.................     4,680       1,957          863          60      7,560
Total assets...................   229,661     116,248       29,237      17,247    392,393
Capital expenditures...........    10,533       5,756        1,534          66     17,889

     As of and for the six months ended June 30, 2003 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $111,223    $ 64,961      $15,295     $    --   $191,479
Operating income...............    12,155      14,924           21      (4,437)    22,663
Depreciation and
  amortization.................    11,040       5,956        1,983         136     19,115
Total assets...................   248,706     168,665       30,613       8,268    456,252
Capital expenditures...........    18,808      10,808        1,440         116     31,172

     As of and for the six months ended June 30, 2002 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $ 98,804    $ 36,544      $14,263     $    --   $149,611
Operating income...............    13,954       6,746        1,138      (3,360)    18,478
Depreciation and
  amortization.................     9,206       3,663        1,653         116     14,638
Total assets...................   229,661     116,248       29,237      17,247    392,393
Capital expenditures...........    19,153      10,294        3,608         130     33,185

                           W-H ENERGY SERVICES, INC.

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands) (unaudited):

  REVENUES

                                               FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                  ENDED JUNE 30,         ENDED JUNE 30,
                                               ---------------------   -------------------
                                                 2003        2002        2003       2002
                                               ---------   ---------   --------   --------
United States................................   $85,118     $59,060    $165,814   $120,709
North Sea....................................     6,723       7,540      14,853     16,704
Other........................................     4,948       6,658      10,812     12,198
                                                -------     -------    --------   --------
  Total......................................   $96,789     $73,258    $191,479   $149,611
                                                =======     =======    ========   ========

  OPERATING INCOME

                                               FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                  ENDED JUNE 30,          ENDED JUNE 30,
                                               ---------------------    ------------------
                                                 2003         2002       2003       2002
                                               ---------    --------    -------    -------
United States................................   $11,002      $4,695     $20,163    $11,130
North Sea....................................      (324)      1,258         639      4,008
Other........................................       664       2,160       1,861      3,340
                                                -------      ------     -------    -------
  Total......................................   $11,342      $8,113     $22,663    $18,478
                                                =======      ======     =======    =======

  LONG-LIVED ASSETS

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
United States...............................................  $288,769     $277,827
North Sea...................................................    19,128       20,988
Other.......................................................     5,830        6,038
                                                              --------     --------
  Total.....................................................  $313,727     $304,853
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

  DRILLING RELATED PRODUCTS AND SERVICES

     Revenues from our drilling related products and services segment constituted approximately 58% of our first six months 2003 consolidated revenues. Approximately 23% of our drilling segment revenues were generated in various international locations which include Canada, Brazil, Europe, North Africa and the Middle East. However, the most significant portion of our drilling segment revenues is generated in the United States, including the Gulf of Mexico. In July 2001, exploration and development activity levels in the United States peaked and began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738 which was comprised of 110 offshore rigs and 638 land rigs. As commodity prices for natural gas have climbed and remained relatively strong, rig count levels have shown recovery through the first half of 2003, but remained well below the average activity level of 2001. This increase, however, is concentrated on land. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States for 2001, 2002 and the six months ended June 30, 2003 was 1,156, 830 and 963, respectively. Of these figures, land rigs comprised 1,003, 717 and 854, respectively and offshore rigs comprised 153, 113 and 109, respectively, for the same periods.

     The modest recovery in exploration and development activity levels in the United States has impacted our revenues and earnings generated in this market. Although the overall rig count in the United States has increased, the offshore rig count, where we experience our highest operating margins, has not seen a meaningful recovery. We believe that the overall outlook for natural gas exploration and development activity remains positive as natural gas production continues to decline. On a longer-term basis, this shortfall will tend to reduce the industry's ability to maintain adequate supplies of natural gas in storage and should keep upward pressure on natural gas prices. However, the extent and timing of a recovery in drilling activity, especially in the offshore market, remains difficult to predict.

     Outside of the United States, the North Sea remains our largest drilling segment market, particularly for LWD, MWD and directional drilling services. However, due to the enactment of a United Kingdom tax law imposing a 10% supplementary tax on oil and natural gas profits derived from certain North Sea properties, many of our customers have reduced drilling activity in this region. In July 2002, the North Sea rotary rig count reached a low of 42. According to statistics published by Baker Hughes, the number of rotary rigs operating in the North Sea declined from an average of 67 in January 2002 to an average of 50 in June 2003. We do not expect any marked increase in activity levels in the North Sea in the near term.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     This sector is our second largest business segment and provided approximately 34% of our first six months 2003 consolidated revenues. Revenues provided by the completion and workover segment are almost exclusively derived from the United States and the Gulf of Mexico. Although activity levels in the completion and workover of existing oil and natural gas wells are linked to commodity prices, our completion segment is less commodity price sensitive than our drilling segment. As a result, our completion and workover segment has and continues to provide stability during prolonged downturns in drilling activity. We have increased our revenue capacity in this segment through capital spending which, when combined with our acquisitions, has strengthened and further diversified our completion and workover segment.

  MAINTENANCE AND SAFETY RELATED PRODUCTS AND SERVICES

     Our maintenance and safety segment provided approximately 8% of our first six months 2003 consolidated revenues and is focused entirely in and along the Gulf Coast region of the United States. Although somewhat seasonal in nature, with higher activity levels in the early and late portions of the year, this segment is primarily dependent upon the maintenance activity levels of refineries and petrochemical plants and, to a lesser extent, on the level of exploration, development and production activity.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-Q.

  THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

     Revenues. Revenues increased by $23.5 million, or approximately 32.1%, to $96.8 million for the three months ended June 30, 2003 from $73.3 million for the three months ended June 30, 2002. This increase was attributable to higher demand for products and services in each of our operating segments, as well as the revenue contributions of Boyd's Bit Service, Inc. ("Boyd's"), which was acquired in August 2002, and E.M. Hobbs, Inc. ("E.M. Hobbs"), which was acquired in November 2002.

     Revenues from our drilling related products and services increased by $8.2 million, or approximately 17.4%, to $55.2 million for the three months ended June 30, 2003 from $47.0 million for the three months ended June 30, 2002. This increase was primarily attributable to the increase in activity levels in the United States.

     Revenues from our completion and workover related products and services increased by $14.6 million, or approximately 76.0%, to $33.8 million for the three months ended June 30, 2003 from $19.2 million for the three months ended June 30, 2002. This increase was the result of increases in capacity, increases in activity levels, high utilization of our coiled tubing and cased-hole wireline fleet, and increased demand for our completion fluids, as well as the impact of the acquisitions that we consummated after the second quarter of 2002 (Boyd's and E.M. Hobbs).

     Revenues from our maintenance and safety related products and services increased by $0.7 million, or approximately 9.9%, to $7.8 million for the three months ended June 30, 2003 from $7.1 million for the three months ended June 30, 2002, due primarily to increased sales of our safety products and turnaround related services.

     Cost of Revenues. Cost of revenues increased by $14.3 million, or approximately 35.4%, to $54.7 million for the three months ended June 30, 2003 from $40.4 million for the three months ended June 30, 2002. As a percentage of revenues, cost of revenues increased to 56.5% for the three months ended June 30, 2003 from 55.1% for the three months ended June 30, 2002. The increase in cost of revenues as a percentage of revenues was due to the continued effects of softness in pricing, increased insurance costs and our revenue mix, particularly increases in our North American directional drilling revenues, a market which we entered in late 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.3 million, or approximately 22.4%, to $18.0 million for the three months ended June 30, 2003 from $14.7 million for the three months ended June 30, 2002. The increase was primarily attributable to the addition of Boyd's and E.M. Hobbs, which were acquired after the second quarter of 2002, increased personnel costs related to expansion efforts within our coiled tubing and directional drilling business lines, as well as increased corporate costs. As a percentage of revenues, selling, general and administrative expenses decreased to 18.6% for the three months ended June 30, 2003 from 20.1% for the three months ended June 30, 2002.

     Research and Development Expenses. Research and development expenses increased by $0.5 million, or approximately 20.0%, to $3.0 million for the three months ended June 30, 2003 from $2.5 million for the three months ended June 30, 2002. This increase was the result of increased research and development spending on our PathFinder Energy Services, Inc. ("PathFinder") technologies.

     Depreciation and Amortization. Depreciation and amortization increased by $2.1 million, or approximately 27.6%, to $9.7 million for the three months ended June 30, 2003 from $7.6 million for the three months ended June 30, 2002. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisitions.

     Interest and Other Expense. Interest and other expense for the three months ended June 30, 2003 was $2.0 million, an increase of $0.4 million, or approximately 25.0%, from $1.6 million for the three months ended June 30, 2002. This increase was primarily due to an overall increase in outstanding debt.

     Net Income. Net income for the three months ended June 30, 2003 was $5.8 million, an increase of $1.8 million, or approximately 45.0%, from the $4.0 million reported for the three months ended June 30, 2002.

  SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

     Revenues. Revenues increased by $41.9 million, or approximately 28.0%, to $191.5 million for the six months ended June 30, 2003 from $149.6 million for the six months ended June 30, 2002. This increase was attributable to higher demand for products and services, in each of our operating segments, as well as the revenue contributions of Boyd's, which was acquired in August 2002, and E.M. Hobbs, which was acquired in November 2002.

     Revenues from our drilling related products and services increased by $12.4 million, or approximately 12.6%, to $111.2 million for the six months ended June 30, 2003 from $98.8 million for the six months ended June 30, 2002. This increase was primarily attributable to the increase in activity levels in the United States.

     Revenues from our completion and workover related products and services increased by $28.5 million, or approximately 78.1%, to $65.0 million for the six months ended June 30, 2003 from $36.5 million for the six months ended June 30, 2002. This increase was the result of increases in capacity, increases in activity levels, higher utilization of our coiled tubing and cased-hole wireline fleet, and increased demand for our completion fluids, as well as the impact of the acquisitions that we consummated after the second quarter of 2002 (Boyd's and E.M. Hobbs).

     Revenues from our maintenance and safety related products and services increased by $1.0 million, or approximately 7.0%, to $15.3 million for the six months ended June 30, 2003 from $14.3 million for the six months ended June 30, 2002, due primarily to increased sales of our safety products and turnaround related services.

     Cost of Revenues. Cost of revenues increased by $25.4 million, or approximately 31.2%, to $106.9 million for the six months ended June 30, 2003 from $81.5 million for the six months ended June 30, 2002. As a percentage of revenues, cost of revenues increased to 55.8% for the six months ended June 30, 2003 from 54.5% for the six months ended June 30, 2002. The increase in cost of revenues as a percentage of revenues was due to the continued effects of softness in pricing, increased insurance costs and our revenue mix, particularly increases in our North American directional drilling revenues, a market which we entered in late 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.7 million, or approximately 22.0%, to $37.2 million for the six months ended June 30, 2003 from $30.5 million for the six months ended June 30, 2002. The increase was primarily attributable to the addition of Boyd's and E.M. Hobbs, which were acquired after the second quarter of 2002, increased personnel costs related to expansion efforts within our coiled tubing and directional drilling business lines, as well as increased corporate costs. As a percentage of revenues, selling, general and administrative expenses decreased to 19.4% for the six months ended June 30, 2003 from 20.4% for the six months ended June 30, 2002.

     Research and Development Expenses. Research and development expenses increased by $1.1 million, or approximately 24.4%, to $5.6 million for the six months ended June 30, 2003 from $4.5 million for the six months ended June 30, 2002. This increase was the result of increased research and development spending on our PathFinder technologies.

     Depreciation and Amortization. Depreciation and amortization increased by $4.5 million, or approximately 30.8%, to $19.1 million for the six months ended June 30, 2003 from $14.6 million for the six months ended June 30, 2002. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisitions.

     Interest and Other Expense. Interest and other expense for the six months ended June 30, 2003 was $3.8 million, an increase of $0.7 million, or approximately 22.6%, from $3.1 million for the six months ended June 30, 2002. This increase was primarily due to an overall increase in outstanding debt.

     Net Income. Net income for the six months ended June 30, 2003 was $11.6 million, an increase of $2.1 million, or approximately 22.1%, from the $9.5 million reported for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary uses for cash are working capital, capital expenditures, acquisitions, and principal and interest payments on indebtedness To the extent our cash requirements for working capital, capital expenditures, acquisitions and principal and interest payments on indebtedness exceed cash flow from operations, we must fund our cash requirements primarily through debt and equity financing activities.

     Working capital was $84.5 million as of June 30, 2003 and $73.9 million as of December 31, 2002. Net cash provided by operating activities was $19.1 million and $19.8 million for the six months ended June 30, 2003 and 2002, respectively. The increase in working capital and decrease in cash flow from operating activities are principally attributable to higher operating levels resulting in more accounts receivable at June 30, 2003.

     Net cash used in investing activities was $24.3 million and $21.7 million for the six months ended June 30, 2003 and 2002, respectively. Net cash used in investing activities was principally the result of capital expenditures, offset by lost-in-hole proceeds.

     Net cash provided by financing activities was $2.2 million for the six months ended June 30, 2003. Net cash used in financing activities was $3.1 million for the six months ended June 30, 2002. Changes in financing activities were primarily the result of borrowings and repayments under our credit facility.

     With the exception of operating leases on real property and automobiles, we have no off-balance sheet debt or other off-balance sheet financing arrangements. We have not entered into any derivative or other financial instruments for trading or speculative purposes.

     In the first quarter of 2003, we obtained an additional revolving loan commitment of $10.0 million and a supplemental Term B loan of $5.0 million under our existing credit facility. As so amended, our credit facility includes the following features:

     - a $40.0 million Term A loan facility that amortizes over five years, matures on October 16, 2005 and requires that we make annual principal repayments ranging from zero in the first year to $14.0 million in the fifth year;

     - an $85.0 million Term B loan facility that amortizes over six and one-half years, matures on April 16, 2007 and requires that we make annual principal repayments of $0.85 in each of the first six years with the outstanding balance due on the maturity date; and

     - a $55.0 million revolving loan facility that may be borrowed, prepaid and reborrowed from time to time and matures on October 16, 2005.

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

     Our credit facility is secured by a lien on all of our property and assets, a pledge of all of the capital stock of our material domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our foreign subsidiaries. In addition, our credit facility is guaranteed by all of our material domestic subsidiaries. The credit facility, among other things, requires that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, the amount of future investments and our ability to pay dividends. At June 30, 2003, we were in compliance with these restrictive covenants. As of June 30, 2003 and December 31, 2002, we had outstanding borrowings under our credit facility of $146.4 million and $142.8 million, respectively, of which $35.4 million and $32.4 million, respectively, were outstanding under the revolving credit facility.

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

     In connection with the U.S. Clay, L.P. acquisition in 2002, we issued a total of $1.8 million in promissory notes to the sellers as partial consideration for the acquisition. The notes were paid in full on April 25, 2003.

     For the six months ended June 30, 2003, we made capital expenditures of $31.2 million, primarily for rental tool inventory, LWD and MWD tools, wireline equipment and coil tubing units, including expenditures for the replacement of equipment lost in hole. In addition, we incurred $5.6 million in research and development expenses for the six months ended June 30, 2003. Management believes that cash generated from operations, cash on-hand and amounts available under our revolving credit facility will provide sufficient funds for our identified capital projects, debt service and working capital requirements. However, part of our strategy involves the acquisition of companies that have products and services complementary to our existing strategic base of operations. Depending on the size of any future acquisitions, we may require additional debt financing, possibly in excess of the limits of the credit facility, or additional equity financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk. Market risk is the potential loss arising from adverse changes in market prices and rates. We have not entered into any derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense by approximately $754,000 for the six months ended June 30, 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Our principal executive and financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2003. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure controls and procedures are effective to ensure that information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In connection with the evaluation, no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     One of our subsidiaries, Charles Holston, Inc., has been named as a defendant in a case styled Bryson Adams, et al v. Environmental Purification Advancement Corporation, No. 99-1998, which was filed in Federal District Court for the Middle District of Louisiana. This lawsuit involves several hundred plaintiffs alleging personal injury and property damage associated with oilfield waste disposal practices over a 30-year period at a waste disposal facility located near Bayou Sorrel, west of Plaquemine, Louisiana. The plaintiffs in these cases are seeking unspecified amounts of general, special and exemplary damages. This case is in the early stages of discovery and it is, thus, too early for us to predict a likely outcome or our potential exposure.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 24, 2003, the Company issued 3,400 shares of Common Stock to John Samuell, a former employee of the Company, in consideration for Mr. Samuell's execution of a Separation Agreement with the Company. The issuance to Mr. Samuell was not registered under the Securities Act of 1935, as amended, pursuant to the provisions of Section 4(2) thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2002 annual meeting of the shareholders of the Company was held on May 14, 2003. The purpose of the annual meeting was to elect directors to the Company's Board of Directors and to ratify the appointment of PricewaterhouseCoopers, L.L.P. as the Company's independent accountants for the year ended December 31, 2003.

     At the annual meeting, each of the Company's then current directors were re-elected and John R. Brock was elected as a new director. The votes cast for each nominee and the votes withheld were as follows:

                                                                 FOR       WITHHELD
                                                              ----------   --------
Kenneth T. White, Jr. ......................................  23,053,201   168,081
Jonathan F. Boucher.........................................  23,095,192   126,090
J. Jack Watson..............................................  23,095,192   126,090
Christopher Mills...........................................  23,095,142   126,140
Robert H. Whilden, Jr. .....................................  23,073,267   148,015
Milton L. Scott.............................................  23,095,192   126,090
John R. Brock...............................................  23,095,192   126,090

     In addition, PricewaterhouseCoopers, L.L.P. was ratified as the Company's independent accountants by a vote of 22,897,353 "For" and 323,529 "Against," with 400 "Abstain" votes.

ITEM 5.  OTHER INFORMATION

     Effective August 6, 2003 the Company's common stock began trading on the New York Stock Exchange under the symbol WHQ.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     The documents listed on the Exhibit Index following the signature pages hereto are filed with this Quarterly Report on Form 10-Q, and the contents of such Exhibit Index are hereby incorporated herein by reference.

     b. Reports on Form 8-K

     On May 1, 2003, the Company filed a Current Report on Form 8-K pursuant to which the Company furnished its earnings information for the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   W-H ENERGY SERVICES, INC.

Date: August 14, 2003                                            By: /s/ JEFFREY L. TEPERA
                                                     -------------------------------------------------
                                                                     Jeffrey L. Tepera
                                                        Vice President and Chief Financial Officer
                                                               (Principal Financial Officer)

Date: August 14, 2003                                          By: /s/ ERNESTO BAUTISTA, III
                                                     -------------------------------------------------
                                                                   Ernesto Bautista, III
                                                          Vice President and Corporate Controller
                                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

NUMBER                                EXHIBIT TITLE
------                                -------------
 11.1      --  Computation of Per Share Earnings
 31.1      --  Certification of Chief Executive Officer of W-H Energy
               Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002
 31.2      --  Certification of Chief Financial Officer of W-H Energy
               Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002
 32.1      --  Certification of Chief Executive Officer of W-H Energy
               Services, Inc. pursuant 18 U.S.C. Section 1350
 32.2      --  Certification of Chief Financial Officer of W-H Energy
               Services, Inc. pursuant 18 U.S.C. Section 1350