Form 10-Q
period 2003-09-30
W-H ENERGY SERVICES INC
filed 2003-11-13
CIK 1051034

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

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     As of November 7, 2003 there were outstanding 27,286,914 shares of common stock, par value $0.0001 per share, of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           W-H ENERGY SERVICES, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                                  PART I

                           FINANCIAL INFORMATION
Item 1.  Financial Statements........................................     1
         Consolidated Balance Sheets -- September 30, 2003
         (unaudited) and December 31, 2002...........................     1
         Consolidated Statements of Operations and Comprehensive
         Income (unaudited) -- Three and nine months ended September
         30, 2003 and 2002...........................................     2
         Consolidated Statements of Cash Flows (unaudited) -- Nine
         months ended September 30, 2003 and 2002....................     3
         Notes to Consolidated Financial Statements (unaudited)......     4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    10
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    15
Item 4.  Controls and Procedures.....................................    15

                                  PART II

                             OTHER INFORMATION
Item 5.  Other Information...........................................    16
Item 6.  Exhibits and Reports on Form 8-K............................    16
Signatures...........................................................    17

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2003            2002
                                                               -------------   ------------
                                                                (UNAUDITED)
                                          ASSETS
Current Assets:
  Cash and cash equivalents.................................     $ 29,437        $  9,386
  Accounts receivable, net of allowance of $5,815 and
     $6,375, respectively...................................       89,085          75,793
  Inventories...............................................       38,708          39,206
  Deferred income taxes.....................................        5,493           6,809
  Prepaid expenses and other................................        5,296           2,515
                                                                 --------        --------
     Total current assets...................................      168,019         133,709
Property and equipment, net.................................      209,012         193,272
Goodwill and other intangibles, net.........................      101,829         102,533
Other assets, net...........................................       10,280           9,048
                                                                 --------        --------
     Total assets...........................................     $489,140        $438,562
                                                                 ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................     $ 19,564        $ 22,896
  Accrued liabilities.......................................       24,347          20,853
  Current maturities of long-term debt......................        6,050          14,300
  Notes payable.............................................           --           1,750
                                                                 --------        --------
     Total current liabilities..............................       49,961          59,799
Long-term debt, net of current maturities...................      168,063         133,005
Deferred income taxes.......................................       30,605          24,229
                                                                 --------        --------
     Total liabilities......................................      248,629         217,033
                                                                 --------        --------
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................           --              --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized, 27,283,689 and 27,015,847 shares issued and
     outstanding, respectively..............................            3               3
  Additional paid-in capital................................      209,826         208,646
  Deferred compensation.....................................          (84)           (387)
  Other comprehensive income................................        4,613           3,421
  Retained earnings.........................................       26,153           9,846
                                                                 --------        --------
     Total shareholders' equity.............................      240,511         221,529
                                                                 --------        --------
     Total liabilities and shareholders' equity.............     $489,140        $438,562
                                                                 ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                           FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                           ---------------------------   -------------------------
                                               2003           2002          2003          2002
                                           ------------   ------------   -----------   -----------
                                                   (UNAUDITED)                  (UNAUDITED)
Revenues.................................  $   104,354    $    80,790    $   295,833   $   230,401
Costs and expenses:
  Cost of revenues.......................       60,983         45,645        167,884       127,189
  Selling, general and administrative....       20,831         16,248         58,063        46,731
  Research and development...............        2,828          2,739          8,396         7,207
  Depreciation and amortization..........       10,091          8,638         29,206        23,276
                                           -----------    -----------    -----------   -----------
     Total costs and expenses............       94,733         73,270        263,549       204,403
                                           -----------    -----------    -----------   -----------
     Operating income....................        9,621          7,520         32,284        25,998
Other (income) expense:
  Interest expense, net..................        2,022          1,763          5,781         4,678
  Other (income) expense, net............           (9)            87            (12)          257
                                           -----------    -----------    -----------   -----------
     Income before income taxes..........        7,608          5,670         26,515        21,063
  Provision for income taxes.............        2,929          2,183         10,208         8,109
                                           -----------    -----------    -----------   -----------
     Net income..........................  $     4,679    $     3,487    $    16,307   $    12,954
                                           ===========    ===========    ===========   ===========
Comprehensive income:
  Net income.............................  $     4,679    $     3,487    $    16,307   $    12,954
  Unrealized gain on marketable
     securities, net of income
     realization.........................           --             --             --          (218)
  Foreign currency translation
     adjustment..........................          382          1,052          1,192         3,947
                                           -----------    -----------    -----------   -----------
  Comprehensive income...................  $     5,061    $     4,539    $    17,499   $    16,683
                                           ===========    ===========    ===========   ===========
Earnings per share:
  Basic..................................  $      0.17    $      0.13    $      0.60   $      0.50
  Diluted................................  $      0.17    $      0.13    $      0.58   $      0.48
Number of shares used in calculation of
  earnings per share:
  Basic..................................   27,231,746     26,563,146     27,138,373    26,152,426
  Diluted................................   28,025,390     27,515,283     27,909,487    27,196,648

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  (UNAUDITED)
Cash Flows from Operating Activities:
  Net income................................................  $ 16,307   $ 12,954
  Adjustments to reconcile net income to cash provided by
     operating activities --
     Depreciation and amortization..........................    29,206     23,276
     Gain on the sale of assets.............................    (5,517)    (7,206)
     Deferred tax provision.................................     7,692      4,924
     Amortization of deferred compensation..................       303        303
     Amortization of deferred financing costs...............       757        615
     Tax benefit from employee stock option plan............       699      2,941
     Changes in operating assets and liabilities, excluding
      effects of acquisitions --
       (Increase) decrease in accounts receivable, net......   (14,085)     4,009
       Decrease (increase) in inventories...................       143     (4,387)
       Increase in prepaid expenses and other...............    (2,803)    (3,103)
       Increase in other assets, net........................    (2,029)      (295)
       Increase (decrease) in accounts payable and accrued
        liabilities.........................................       968    (11,300)
                                                              --------   --------
          Net cash provided by operating activities.........    31,641     22,731
                                                              --------   --------
Cash Flows from Investing Activities:
  Acquisition of business, net of cash acquired.............        --    (20,820)
  Additions to property and equipment.......................   (48,197)   (49,239)
  Proceeds from the sale of marketable securities...........        --     12,772
  Proceeds from sale of property and equipment..............     9,813      9,659
                                                              --------   --------
          Net cash used in investing activities.............   (38,384)   (47,628)
                                                              --------   --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................   123,015     29,213
  Payments on debt..........................................   (97,956)   (12,187)
  Proceeds from the exercise of stock options and stock
     purchase warrants......................................       481      1,020
                                                              --------   --------
          Net cash provided by financing activities.........    25,540     18,046
                                                              --------   --------
Effect of exchange rate changes on cash.....................     1,254      2,698
Net increase (decrease) in Cash and Cash Equivalents........    20,051     (4,153)
Cash and Cash Equivalents, beginning of period..............     9,386     19,978
                                                              --------   --------
Cash and Cash Equivalents, end of period....................  $ 29,437   $ 15,825
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

  BASIS OF PRESENTATION

     The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

  ACCOUNTING POLICIES AND PROCEDURES

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No. 150") in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The provisions of SFAS No. 150, which W-H adopted on June 1, 2003, did not have a material impact on W-H's consolidated financial statements.

     The FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for existing contracts and new contracts entered into after June 30, 2003. The provisions of SFAS No. 149, which W-H adopted on July 1, 2003, did not have a material impact on W-H's consolidated financial statements.

     Effective January 1, 2003, W-H adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that legal obligations associated with the retirement of long-lived assets be recorded at fair value when incurred. The adoption of this statement did not have a material impact on W-H's consolidated financial statements.

     W-H adopted FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FASB Interpretation 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation applies to guarantees issued or modified after December 31, 2002 and did not have a material impact on W-H's consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

     Other than as described above, W-H has not added to or changed its accounting policies since December 31, 2002. For a description of these policies, refer to Note 2 of the Consolidated Financial Statements in W-H's Annual Report on Form 10-K for the year ended December 31, 2002.

2.  EARNINGS PER SHARE

     Basic earnings per share exclude dilution and are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed considering the dilutive effect of stock options and warrants. For the three months ended September 30, 2003 and 2002, additional shares of 793,644 and 952,137, respectively, resulting from the assumed exercise of outstanding options and warrants, were added to the denominator because the inclusion of such shares would be dilutive. For the nine months ended September 30, 2003 and 2002, additional shares of 771,114 and 1,044,222, respectively, resulting from the assumed exercise of outstanding options and warrants, were added to the denominator because the inclusion of such shares would be dilutive. For the three months ended September 30, 2003 and 2002, additional shares of 1,063,425 and 1,198,487, respectively, were excluded from the computation of earnings per common share, because the inclusion of such shares would be anti-dilutive. For the nine months ended September 30, 2003 and 2002, additional shares of 1,170,925 and 916,075, respectively, were excluded from the computation of earnings per common share, because the inclusion of such shares would be anti-dilutive.

3.  DEBT

  CREDIT FACILITY

     In the first quarter of 2003, W-H obtained an additional revolving loan commitment of $10.0 million and a supplemental Term B loan of $5.0 million under its credit facility. During the third quarter of 2003, W-H amended its credit facility to, among other things, include a $70.0 million Term C loan. As so amended, the credit facility consists of Term A, Term B and Term C loan facilities in the amounts of $40.0 million, $85.0 million, and $70.0 million, respectively, of which $17.0 million, $82.8 million and $69.8 million, respectively, were outstanding as of September 30, 2003. The credit facility also has a $55.0 million revolving loan facility of which none was outstanding as of September 30, 2003.

     The Term A loan facility matures on October 16, 2005 and requires annual principal payments escalating from zero in the first year to $14.0 million in the fifth year. The Term B loan facility matures on April 16, 2007 and requires annual principal payments of $0.85 million in each of the first six years with the outstanding balance being due on the maturity date. The Term C Loan facility matures on April 16, 2007 and requires annual principal payments of $0.8 million in each of the first three years with the outstanding balance being due on the maturity date. The revolving loan facility matures on October 16, 2005. At W-H's option, amounts borrowed under the credit facility bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus in each case, an applicable margin. The applicable margin ranges from (i) 1.75% to 3.00% in the case of a LIBOR based loan under the revolving loan facility or the Term A loan facility, (ii) 3.25% in the case of a LIBOR based loan under the Term B loan facility and (iii) 3.00% in the case of a LIBOR based loan under the Term C loan facility. For alternate base rate loans, the applicable margin ranges from (i) 0.75% to 2.00% under the revolving loan facility and the Term A loan facility, (ii) 2.25% under the Term B loan facility and (iii) 2.00% under the Term C loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio. The credit facility, among other things, contains covenants that require that W-H maintain certain financial ratios and limits the amount of capital expenditures that may be made, the amount of debt that may be incurred outside of the credit facility, the amount of future investments and its ability to pay dividends. As of September 30, 2003, W-H was in compliance with these restrictive covenants.

                           W-H ENERGY SERVICES, INC.

     The credit facility is secured by a lien on substantially all of W-H's property and assets, a pledge of all of the capital stock of W-H's material domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H's foreign subsidiaries. In addition, the credit facility is guaranteed by all of W-H's material domestic subsidiaries.

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

4.  STOCK OPTIONS

     A summary of W-H's stock options as of September 30, 2003 and December 31, 2002 is as follows:

                                                                         WEIGHTED AVERAGE
                                                            NUMBER OF     EXERCISE PRICE
                                                             OPTIONS        PER SHARE
                                                            ----------   ----------------
Outstanding December 31, 2002.............................  3,256,824         $12.21
Granted...................................................    492,500          18.55
Exercised/exchanged.......................................    (81,155)          5.92
Expired/canceled..........................................    (27,361)         17.73
                                                            ---------
Outstanding September 30, 2003............................  3,640,808          13.18
                                                            ---------
Exercisable at September 30, 2003.........................  2,203,233         $ 9.16
                                                            ---------

     The fair value of each option was estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used for the historical option grants: risk-free interest rate of 3.94%; dividend rates of zero; weighted average expected life of 6.63 years and expected volatility of 56.08%. The 3,640,808 options outstanding as of September 30, 2003 have a remaining weighted average contractual life of 7.5 years.

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

                           W-H ENERGY SERVICES, INC.

     Had compensation expense for the stock options granted to employees and directors been accounted for using the fair value method, net income and diluted net income per share for the three and nine months ended September 30, 2003 and 2002, respectively, would have been reduced to the following pro forma amounts:

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        2003            2002            2003            2002
                                    -------------   -------------   -------------   -------------
Net income --
  As reported.....................     $4,679          $3,487          $16,307         $12,954
  Pro forma.......................      3,988           2,846           14,235          11,031
Diluted net income per share --
  As reported.....................     $ 0.17          $ 0.13          $  0.58         $  0.48
  Pro forma.......................       0.14            0.10             0.51            0.41

5.  SEGMENTS

     Management has elected to organize its business unit segments based on the differences in each segment's customers and the products and services offered without aggregating operating segments. All segments that meet a threshold of 10% of revenues, reported profit or loss, or combined assets are defined as significant segments. Based on these requirements, management has identified three reportable segments: (i) drilling related products and services, (ii) completion and workover related products and services and (iii) maintenance and safety related products and services.

  DRILLING RELATED PRODUCTS AND SERVICES

     The drilling related products and services segment provides products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. These products and services are used primarily throughout North America, Brazil and in selected areas of the Eastern Hemisphere. This segment includes the following business lines: (i) LWD; (ii) MWD; (iii) directional drilling; (iv) downhole drilling motors; (v) rental tools (including drill pipe); and (vi) drilling fluids.

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

                           W-H ENERGY SERVICES, INC.

  SUMMARY INFORMATION

     W-H recognizes revenues, cost of revenues, selling, general and administrative expense, research and development expense and depreciation and amortization expense by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the three months ended September 30, 2003 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $ 65,803    $ 30,601      $ 7,950     $    --   $104,354
Operating income...............     7,093       4,934          167      (2,573)     9,621
Depreciation and
  amortization.................     5,898       3,054        1,027         112     10,091
Total assets...................   257,074     171,116       30,308      30,642    489,140
Capital expenditures...........     9,423       6,715          879           8     17,025

     As of and for the three months ended September 30, 2002 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $ 53,717    $ 21,005      $ 6,068     $    --   $ 80,790
Operating income...............     6,754       3,275         (646)     (1,863)     7,520
Depreciation and
  amortization.................     5,285       2,375          912          66      8,638
Total assets...................   237,205     138,545       28,041      19,440    423,231
Capital expenditures...........    10,325       4,815          809         105     16,054

     As of and for the nine months ended September 30, 2003 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $177,026    $ 95,562      $23,245     $    --   $295,833
Operating income...............    19,248      19,858          188      (7,010)    32,284
Depreciation and
  amortization.................    16,938       9,010        3,010         248     29,206
Total assets...................   257,074     171,116       30,308      30,642    489,140
Capital expenditures...........    28,231      17,523        2,319         124     48,197

     As of and for the nine months ended September 30, 2002 (unaudited):

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY     OTHER     TOTAL
                                 --------   ----------   -----------   -------   --------
Revenues.......................  $152,521    $ 57,549      $20,331     $    --   $230,401
Operating income...............    20,708      10,021          492      (5,223)    25,998
Depreciation and
  amortization.................    14,491       6,038        2,565         182     23,276
Total assets...................   237,205     138,545       28,041      19,440    423,231
Capital expenditures...........    29,478      15,109        4,417         235     49,239

                           W-H ENERGY SERVICES, INC.

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands) (unaudited):

  REVENUES

                                              FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                              --------------------   -------------------
                                                2003        2002       2003       2002
                                              ---------   --------   --------   --------
United States...............................  $ 85,286    $66,162    $251,099   $186,873
North Sea...................................    13,135      9,071      27,988     25,774
Other.......................................     5,933      5,557      16,746     17,754
                                              --------    -------    --------   --------
  Total.....................................  $104,354    $80,790    $295,833   $230,401
                                              ========    =======    ========   ========

  OPERATING INCOME

                                                FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                ---------------------   -------------------
                                                  2003         2002      2003        2002
                                                --------     --------   -------     -------
United States.................................   $7,140       $5,025    $27,302     $16,154
North Sea.....................................    1,802        1,254      2,442       5,263
Other.........................................      679        1,241      2,540       4,581
                                                 ------       ------    -------     -------
  Total.......................................   $9,621       $7,520    $32,284     $25,998
                                                 ======       ======    =======     =======

  LONG-LIVED ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
United States...............................................    $296,567        $277,827
North Sea...................................................      17,984          20,988
Other.......................................................       6,570           6,038
                                                                --------        --------
  Total.....................................................    $321,121        $304,853
                                                                ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following discussion and analysis may contain forward-looking statements. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, the current and expected future prices of crude oil and natural gas, capital expenditures by customers, activity levels in the oil and natural gas exploration and production industry, the development and implementation of new technologies, weather conditions in offshore markets, risks associated with the occurrence of personal injuries, loss of life, damage or destruction of property, equipment or the environment and suspension of operations, our ability to attract and retain skilled workers, the loss of key members of management, competition in our industry, compliance with and developments in environmental and other governmental regulations, loss of use of certain technologies, the concentration of customers in the energy industry, our ability to successfully integrate future acquisitions, political and economic risks, an impairment of goodwill, as well as restrictions on our ability to raise additional funds. For additional discussion of these risks, please see the discussion set forth under the heading "Factors That May Affect Future Results and Accuracy of Forward Looking Statements" contained in our most recent Annual Report filed on Form 10-K with the Securities and Exchange Commission.

OVERVIEW OF THE MARKETS FOR OUR PRODUCTS AND SERVICES

     We are a diversified oilfield service company that provides (i) drilling related products and services, (ii) completion and workover related products and services and (iii) maintenance and safety related products and services. Our customers include major and independent oil and natural gas companies, other oilfield service companies and refining and petrochemical companies.

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

  DRILLING RELATED PRODUCTS AND SERVICES

     Revenues from our drilling related products and services segment constituted approximately 60% of our consolidated revenues for the first nine months of 2003. Approximately 25% of our drilling segment revenues for the first nine months of 2003 were generated in various international locations which include Canada, Brazil, Europe, North Africa and the Middle East. However, the most significant portion of our drilling segment revenues is generated in the United States, including the Gulf of Mexico. In July 2001, exploration and development activity levels in the United States peaked and began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738, which was comprised of 110 offshore rigs and 638 land rigs. As commodity prices for natural gas have climbed and remained relatively strong, rig count levels have shown recovery through the first nine months of 2003, but remained below the average activity level of 2001. This increase, however, is concentrated on land. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States for 2001, 2002 and the nine months ended September 30, 2003 was

1,156, 830 and 1,007, respectively. Of these figures, land rigs comprised 1,003, 717 and 898, respectively, and offshore rigs comprised 153, 113 and 109, respectively, for the same periods.

     The modest recovery in exploration and development activity levels in the United States has impacted our revenues and earnings generated in this market. Although the overall rig count in the United States has increased, the offshore rig count, where we experience our highest operating margins, has not seen a meaningful recovery. We believe that the overall outlook for natural gas exploration and development activity remains positive as natural gas production continues to decline. On a longer-term basis, this shortfall will tend to reduce the industry's ability to maintain adequate supplies of natural gas in storage and should keep upward pressure on natural gas prices. However, the extent and timing of a recovery in offshore drilling activity remains difficult to predict.

     Outside of the United States, the North Sea remains our largest drilling segment market, particularly for LWD, MWD and directional drilling services. However, due to the United Kingdom tax law imposing a 10% supplementary tax on oil and natural gas profits derived from certain North Sea properties, many of our customers reduced drilling activity in this region. In July 2002, the North Sea rotary rig count reached a low of 42. According to statistics published by Baker Hughes, the number of rotary rigs operating in the North Sea declined from an average of 67 in January 2002 to an average of 46 in September 2003. We do not expect any marked increase in activity levels in the North Sea in the near term.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     This sector is our second largest business segment and provided approximately 32% of our consolidated revenues for the first nine months of 2003. Revenues provided by the completion and workover segment are almost entirely derived from the United States and the Gulf of Mexico. Although activity levels in the completion and workover of existing oil and natural gas wells are linked to commodity prices, our completion segment is less commodity price sensitive than our drilling segment. As a result, our completion and workover segment has and continues to provide stability during prolonged downturns in drilling activity. We have increased our revenue capacity in this segment through capital spending which, when combined with our acquisitions, has strengthened and further diversified the operations of this segment.

  MAINTENANCE AND SAFETY RELATED PRODUCTS AND SERVICES

     Our maintenance and safety segment provided approximately 8% of our consolidated revenues for the first nine months of 2003 and is focused in and along the Gulf Coast region of the United States. Although somewhat seasonal in nature, with higher activity levels in the early and late portions of the year, this segment is primarily dependent upon the maintenance activity levels of refineries and petrochemical plants and, to a lesser extent, on the level of exploration, development and production activity.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-Q.

  THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

     Revenues. Revenues increased by $23.6 million, or approximately 29.2%, to $104.4 million for the three months ended September 30, 2003 from $80.8 million for the three months ended September 30, 2002. This increase was attributable to higher demand for products and services in each of our operating segments, as well as the revenue contributions of Boyd's Bit Service, Inc. ("Boyd's"), which was acquired in August 2002, and E.M. Hobbs, Inc. ("E.M. Hobbs"), which was acquired in November 2002.

     Drilling related products and services revenues increased by $12.1 million, or approximately 22.5%, to $65.8 million for the three months ended September 30, 2003 from $53.7 million for the three months ended September 30, 2002. This increase was primarily attributable to the increase in land drilling activity levels in the United States.

     Completion and workover related products and services revenues increased by $9.6 million, or approximately 45.7%, to $30.6 million for the three months ended September 30, 2003 from $21.0 million for the three months ended September 30, 2002. This increase was the result of increases in capacity, increases in activity levels, higher utilization of our coiled tubing and cased-hole wireline fleet, and increased demand for our completion fluids, as well as the impact of the Boyd's and E.M. Hobbs acquisitions.

     Maintenance and safety related products and services revenues increased by $1.9 million, or approximately 31.1%, to $8.0 million for the three months ended September 30, 2003 from $6.1 million for the three months ended September 30, 2002, due primarily to increased sales of our safety products and turnaround related services.

     Cost of Revenues. Cost of revenues increased by $15.4 million, or approximately 33.8%, to $61.0 million for the three months ended September 30, 2003 from $45.6 million for the three months ended September 30, 2002. As a percentage of revenues, cost of revenues increased to 58.4% for the three months ended September 30, 2003 from 56.4% for the three months ended September 30, 2002. The increase in cost of revenues as a percentage of revenues was due to the continued effects of softness in pricing, increased insurance costs and the greater contribution to our consolidated revenues from lower margin products and services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.6 million, or approximately 28.4%, to $20.8 million for the three months ended September 30, 2003 from $16.2 million for the three months ended September 30, 2002. The increase was primarily attributable to the addition of Boyd's and E.M. Hobbs, which were acquired during the second half of 2002, increased personnel costs related to expansion efforts within our coiled tubing and directional drilling business lines, as well as increased corporate costs incurred in direct response to the Sarbanes-Oxley Act requirements. As a percentage of revenues, selling, general and administrative expenses decreased to 19.9% for the three months ended September 30, 2003 from 20.0% for the three months ended September 30, 2002.

     Research and Development Expenses. Research and development expenses increased by $0.1 million, or approximately 3.7%, to $2.8 million for the three months ended September 30, 2003 from $2.7 million for the three months ended September 30, 2002. This increase was the result of continued research and development spending on our PathFinder Energy Services, Inc. ("PathFinder") technologies.

     Depreciation and Amortization. Depreciation and amortization increased by $1.5 million, or approximately 17.4%, to $10.1 million for the three months ended September 30, 2003 from $8.6 million for the three months ended September 30, 2002. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisitions.

     Interest and Other Expense. Interest and other expense for the three months ended September 30, 2003 was $2.0 million, an increase of $0.1 million, or approximately 5.3%, from $1.9 million for the three months ended September 30, 2002. This increase was primarily due to the increase in the amounts outstanding under our credit facility.

     Net Income. Net income for the three months ended September 30, 2003 was $4.7 million, an increase of $1.2 million, or approximately 34.3%, from the $3.5 million reported for the three months ended September 30, 2002.

  NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     Revenues. Revenues increased by $65.4 million, or approximately 28.4%, to $295.8 million for the nine months ended September 30, 2003 from $230.4 million for the nine months ended September 30, 2002. This increase was attributable to higher demand for products and services in each of our operating segments, as well as the revenue contributions of Boyd's, which was acquired in August 2002, and E.M. Hobbs, which was acquired in November 2002.

     Drilling related products and services revenues increased by $24.5 million, or approximately 16.1%, to $177.0 million for the nine months ended September 30, 2003 from $152.5 million for the nine months ended

September 30, 2002. This increase was primarily attributable to the increase in land drilling activity levels in the United States.

     Completion and workover related products and services revenues increased by $38.1 million, or approximately 66.3%, to $95.6 million for the nine months ended September 30, 2003 from $57.5 million for the nine months ended September 30, 2002. This increase was the result of increases in capacity, increases in activity levels, higher utilization of our coiled tubing and cased-hole wireline fleet, and increased demand for our completion fluids, as well as the impact of the Boyd's and E.M. Hobbs acquisitions.

     Maintenance and safety related products and services revenues increased by $2.9 million, or approximately 14.3%, to $23.2 million for the nine months ended September 30, 2003 from $20.3 million for the nine months ended September 30, 2002, due primarily to increased sales of our safety products and turnaround related services.

     Cost of Revenues. Cost of revenues increased by $40.7 million, or approximately 32.0%, to $167.9 million for the nine months ended September 30, 2003 from $127.2 million for the nine months ended September 30, 2002. As a percentage of revenues, cost of revenues increased to 56.8% for the nine months ended September 30, 2003 from 55.2% for the nine months ended September 30, 2002. The increase in cost of revenues as a percentage of revenues was due to the continued effects of softness in pricing, increased insurance costs and the greater contribution to our consolidated revenues from lower margin products and services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $11.4 million, or approximately 24.4%, to $58.1 million for the nine months ended September 30, 2003 from $46.7 million for the nine months ended September 30, 2002. The increase was primarily attributable to the addition of Boyd's and E.M. Hobbs, which were acquired during the second half of 2002, increased personnel costs related to expansion efforts within our coiled tubing and directional drilling business lines, as well as increased corporate costs incurred in direct response to the Sarbanes-Oxley Act requirements. As a percentage of revenues, selling, general and administrative expenses decreased to 19.6% for the nine months ended September 30, 2003 from 20.3% for the nine months ended September 30, 2002.

     Research and Development Expenses. Research and development expenses increased by $1.2 million, or approximately 16.7%, to $8.4 million for the nine months ended September 30, 2003 from $7.2 million for the nine months ended September 30, 2002. This increase was the result of continued research and development spending on our PathFinder technologies.

     Depreciation and Amortization. Depreciation and amortization increased by $5.9 million, or approximately 25.3%, to $29.2 million for the nine months ended September 30, 2003 from $23.3 million for the nine months ended September 30, 2002. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisitions.

     Interest and Other Expense. Interest and other expense for the nine months ended September 30, 2003 was $5.8 million, an increase of $0.9 million, or approximately 18.4%, from $4.9 million for the nine months ended September 30, 2002. This increase was primarily due to the increase in the amounts outstanding under our credit facility.

     Net Income. Net income for the nine months ended September 30, 2003 was $16.3 million, an increase of $3.3 million, or approximately 25.4%, from the $13.0 million reported for the nine months ended September 30, 2002.

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

     Working capital was $118.1 million as of September 30, 2003 and $73.9 million as of December 31, 2002. Net cash provided by operating activities was $31.6 million and $22.7 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in working capital was due to an increase in cash associated with the amendment to our credit facility. The increase in cash flow from operating activities was principally attributable to higher operating levels across all business segments.

     Net cash used in investing activities was $38.4 million and $47.6 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash used in investing activities was principally the result of capital expenditures, offset by lost-in-hole proceeds.

     Net cash provided by financing activities was $25.5 million and $18.0 million for the nine months ended September 30, 2003 and 2002, respectively. Changes in net cash provided by financing activities were primarily the result of borrowings and repayments under our credit facility, including those associated with our August 2003 amendment.

     With the exception of operating leases on real property and automobiles, we have no off-balance sheet debt or other off-balance sheet financing arrangements. We have not entered into any derivative or other financial instruments for trading or speculative purposes.

     In the first quarter of 2003, we obtained an additional revolving loan commitment of $10.0 million and a supplemental Term B loan of $5.0 million under our credit facility. During the third quarter of 2003 we amended our credit facility to, among other things, include a $70.0 million Term C loan. As so amended, our credit facility includes the following features:

     - a $40.0 million Term A loan facility, of which $17.0 million was outstanding as of September 30, 2003, that amortizes over five years, matures on October 16, 2005 and requires that we make annual principal repayments ranging from zero in the first year to $14.0 million in the fifth year;

     - an $85.0 million Term B loan facility, of which $82.8 million was outstanding as of September 30, 2003, that amortizes over six and one-half years, matures on April 16, 2007 and requires that we make annual principal repayments of $0.85 million in each of the first six years with the outstanding balance due on the maturity date;

     - a $70.0 million Term C loan facility, of which $69.8 million was outstanding as of September 30, 2003, that amortizes over three and one-half years, matures on April 16, 2007 and requires that we make annual principal payments of $0.8 million in each of the first three years with the outstanding balance due on the maturity date; and

     - a $55.0 million revolving loan facility that may be borrowed, prepaid and reborrowed from time to time and matures on October 16, 2005.

     At our option, amounts borrowed under the credit facility bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus, in each case, an applicable margin. The applicable margin ranges from (i) 1.75% to 3.00% in the case of a LIBOR based loan under the revolving loan facility or the Term A loan facility, (ii) 3.25% in the case of a LIBOR based loan under the Term B loan facility and (iii) 3.00% in the case of a LIBOR based loan under the Term C loan facility. For alternate base rate loans, the applicable margin ranges from (i) 0.75% to 2.00% under the revolving loan facility and the Term A loan facility, (ii) 2.25% under the Term B loan facility and (iii) 2.00% under the Term C loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio.

     Our credit facility is secured by a lien on substantially all of our property and assets, a pledge of all of the capital stock of our material domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our foreign subsidiaries. In addition, our credit facility is guaranteed by all of our material domestic subsidiaries. The credit facility, among other things, requires that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, the amount of future investments and our ability to pay dividends. As of September 30, 2003, we were in compliance with these restrictive covenants. As of September 30, 2003 and December 31, 2002, we had outstanding borrowings under our credit facility of $169.6 million and $142.8 million, respectively. As of

September 30, 2003 and December 31, 2002, we had zero and $32.4 million, respectively, outstanding under our revolving credit facility.

     In 2001, we issued $4.5 million in convertible subordinated notes (the "Notes") to eight individuals (the "Sellers") as partial consideration for the acquisition of Coil Tubing Services, L.L.C. The Notes bear interest at 9% per annum, payment of which is due quarterly. The principal and accrued interest matures on December 31, 2003. The Sellers may convert the Notes into shares of common stock within 30 days of maturity at a rate of 0.0331 shares of common stock for each $1.00 of principal, subject to adjustment based upon various factors. We may redeem the Notes at our discretion at any time prior to maturity with no prepayment penalty. However, the Sellers would have the option to exercise the conversion feature prior to redemption. We have no present intention to exercise the redemption feature.

     For the nine months ended September 30, 2003, we made capital expenditures of $48.2 million, primarily for rental tool inventory, LWD and MWD tools, wireline equipment and coil tubing units, including expenditures for the replacement of equipment lost-in-hole. In addition, we incurred $8.4 million in research and development expenses for the nine months ended September 30, 2003. Management believes that cash generated from operations, cash on-hand and amounts available under our revolving credit facility will provide sufficient funds for our identified capital projects, debt service and working capital requirements. However, part of our strategy involves the acquisition of companies that have products and services complementary to our existing strategic base of operations. Depending on the size of any future acquisitions, we may require additional debt financing, possibly in excess of the limits of the credit facility, or additional equity financing.

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

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense by approximately $1.3 million for the nine months ended September 30, 2003.

     Foreign Currency Exchange Risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently do not hedge against foreign currency translation risks, and we believe that foreign currency exchange risk is unlikely to be significant to our operations.

     Stock Price Volatility. Our ability to raise capital at a reasonable cost of capital is, in part, affected by the price of our stock. The market price of our stock may be influenced by many factors including variations in our earnings, variations in oil and natural gas prices, the level of exploration, development and production activity of, and the corresponding capital spending by, our customers, investor perceptions of us and other oilfield service companies and the liquidity of the market for our common stock.

ITEM 4.  CONTROLS AND PROCEDURES

     Our principal executive and financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2003. Based upon that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure controls and procedures are effective to ensure that information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. In connection with the evaluation, no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were identified that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART II

                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     Effective August 6, 2003 the Company's common stock began trading on the New York Stock Exchange under the symbol WHQ.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     The documents listed on the Exhibit Index following the signature page hereto are filed with this Quarterly Report on Form 10-Q, and the contents of such Exhibit Index are hereby incorporated herein by reference.

     b. Reports on Form 8-K

     On July 29, 2003, the Company filed a Current Report on Form 8-K pursuant to which the Company announced its filing of an application to list its shares of common stock on the New York Stock Exchange.

     On July 31, 2003, the Company filed a Current Report on Form 8-K pursuant to which the Company furnished its earnings information for the quarter ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          W-H ENERGY SERVICES, INC.

Date: November 13, 2003
                                          By:     /s/ JEFFREY L. TEPERA
                                            ------------------------------------
                                                     Jeffrey L. Tepera
                                             Vice President and Chief Financial
                                                           Officer
                                               (Principal Financial Officer)

Date: November 13, 2003
                                          By:   /s/ ERNESTO BAUTISTA, III
                                            ------------------------------------
                                                   Ernesto Bautista, III
                                                Vice President and Corporate
                                                          Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

NUMBER                                 EXHIBIT TITLE
------                                 -------------
10.1        --  Employment Agreement of Kenneth T. White, Jr., dated October
                30, 2003
10.8(a)     --  First Amendment to Amended and Restated Credit Agreement
                dated as of August 26, 2003, among the Company, various
                financial institutions, as lenders, Credit Suisse First
                Boston, as syndication agent, Bank One, N.A., as
                documentation agent and Wells Fargo Bank Texas, N.A., as
                administrative agent
11.1        --  Computation of Per Share Earnings
31.1        --  Certification of Chief Executive Officer of W-H Energy
                Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002
31.2        --  Certification of Chief Financial Officer of W-H Energy
                Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002
32.1        --  Certification of Chief Executive Officer of W-H Energy
                Services, Inc. pursuant 18 U.S.C. Section 1350
32.2        --  Certification of Chief Financial Officer of W-H Energy
                Services, Inc. pursuant 18 U.S.C. Section 1350