Form 10-K
period 2003-12-31
W-H ENERGY SERVICES INC
filed 2004-03-15
CIK 1051034

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                             ---------------------

                       COMMISSION FILE NUMBER: 000-31346

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
                 -------------------                         -----------------------------------------
      Common Stock, par value $0.0001 per share                       New York Stock Exchange
   Rights to Purchase Series A Junior Participating                   New York Stock Exchange
       Preferred Stock, par value $0.01 per share

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     As of June 30, 2003, approximately 27,159,064 shares of common stock, par value $0.0001 per share, of the registrant were outstanding, and the aggregate market value of the outstanding shares of common stock of the registrant held by non-affiliates (based on the closing price of such shares on the NASDAQ National Market on such date) was approximately $440.1 million. The determination of stock ownership by non-affiliates was made solely for the purpose of providing the foregoing market capitalization information, and the registrant is not bound by such determination for any other purpose.

     As of March 5, 2004, approximately 27,418,191 shares of common stock, par value $0.0001 per share, of the registrant were outstanding and the aggregate market value of the outstanding shares of common stock of the registrant held by non-affiliates (based on the closing price of such shares on the New York Stock Exchange on such date) was approximately $382.1 million. The determination of stock ownership by non-affiliates was made solely for the purpose of providing the foregoing market capitalization information, and the registrant is not bound by such determination for any other purpose.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders, which the Registrant intends to file within 120 days of December 31, 2003, are incorporated by reference into Part III of this Form 10-K.

                           W-H ENERGY SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                                      PART I
Item 1.          Business....................................................     1
Item 2.          Properties..................................................    18
Item 3.          Legal Proceedings...........................................    19
Item 4.          Submission of Matters to a Vote of Security Holders.........    20

                                      PART II
Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................    20
Item 6.          Selected Consolidated Financial Data........................    23
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................    24
Item 7A.         Quantitative and Qualitative Disclosures about Market
                 Risk........................................................    32
Item 8.          Consolidated Financial Statements and Supplementary Data....    33
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................    33
Item 9A.         Controls and Procedures.....................................    33

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........    33
Item 11.         Executive Compensation......................................    33
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................    33
Item 13.         Certain Relationships and Related Transactions..............    33
Item 14.         Auditor Fees Disclosure.....................................    34

                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.........................................................    34
Signatures...................................................................
Financial Statements.........................................................   F-3
Exhibit Index

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     W-H Energy Services, Inc. is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. In this report, unless otherwise specified, "W-H" and "we," "our," "us" and "our company" refer to W-H Energy Services, Inc., a Texas corporation, and/or one or more of its subsidiaries. We have onshore operations in the United States, Canada, Brazil, Europe, North Africa and the Middle East and offshore operations in the Gulf of Mexico, North Sea, Persian Gulf, Gulf of Suez and Mediterranean Sea and off the coast of Brazil. Since our formation in 1989, we have entered the following three primary lines of business through acquisitions, and we have expanded our product and service offerings through a combination of acquisitions, internal growth and research and development:

     - drilling related products and services, which include logging-while-drilling ("LWD"), measurement-while-drilling ("MWD"), directional drilling, down-hole drilling motors, rental tools (including drill pipe) and drilling fluids;

     - completion and workover related products and services, which include cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment, polymers and specialty chemicals, rental tools (including tubing) and coiled tubing; and

     - maintenance and safety related products and services, which include waste management and safety equipment plus services.

     As discussed below under "-- Businesses -- Maintenance and Safety Related Products and Services," we recently announced that we are evaluating the possible divestiture of our maintenance and safety related products and services segment.

     We focus on discrete products and services that provide our customers with alternatives to the integrated services typically marketed by the major integrated oilfield service companies. We believe our business approach enables us to compete successfully against these larger oilfield service companies by:

     - offering technologically advanced and cost effective products and services;

     - focusing on niche markets in which leading market positions can be achieved;

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

     General information about us can be found at our internet website (www.whes.com). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports and forms that we file with the U.S. Securities and Exchange Commission (the "SEC") or that are filed with the SEC in respect of our company, such as Forms 3, 4 and 5, as well as any amendments and exhibits to the foregoing reports and forms, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

     Information regarding our corporate governance policies and guidelines, including our Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics, Financial Code of Ethics for Senior Officers, as well as the charters for the Audit, Compensation and Corporate Governance and Nominating Committees of our Board of Directors are also available on our internet website or in print to any shareholder who requests them.

BUSINESSES

  DRILLING RELATED PRODUCTS AND SERVICES

     Our drilling related products and services segment provides a broad range of products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. Currently, our drilling related products and services are used primarily onshore in the United States, Canada, Brazil, Europe, North Africa and the Middle East and offshore in the Gulf of Mexico, North Sea, Persian Gulf, Gulf of Suez and Mediterranean Sea and off the coast of Brazil. Our drilling related products and services consist of the following business lines:

     - LWD, MWD and directional drilling;

     - down-hole drilling motors;

     - rental tools (including drill pipe); and

     - drilling fluids.

     LWD, MWD and Directional Drilling. We are one of a few companies worldwide that currently has the technological capability to offer a full complement of LWD products and services. In addition to indicating the possible presence of oil and natural gas, LWD tools provide real-time data about formation pressure, porosity and permeability while drilling is in progress, thereby improving drilling performance. Also, data can be provided during the drilling process which can be correlated with previously obtained seismic information.

     Before the introduction of LWD technology, well formation data was typically obtained by lowering evaluation tools into the well with armored electro-mechanical cable, or wireline, from a truck on land or a skid unit offshore. Traditional open-hole wireline information can only be obtained after the well has been drilled or during the drilling process if drilling is halted and the drill string is removed from the well. An advantage that LWD has over traditional open-hole wireline logging is that costs are reduced as drilling rig downtime is minimized -- these savings can be substantial for offshore jobs where day rates for drilling currently range from $15,000 per day in shallow waters to $240,000 per day in deep waters. In addition, the real-time information transmitted during the drilling process can assist in making drilling decisions such as altering the path of the well-bore to a point in the formation which, when compared with previously obtained seismic data, provides for enhanced recovery of oil and natural gas.

     We also offer MWD products and services, which use down-hole electronic instruments to help locate and direct the drill bit to the intended target. This capability is particularly advantageous when drilling directional (non-vertical) wells which represent an increasing percentage of overall drilling activity, particularly offshore. In order to drill a directional well, the driller must be able to determine the precise direction the drill bit is moving during the drilling operation. MWD tools enable the driller to make this determination by transmitting the angle and direction of the well-bore. This data is received at the surface enabling the driller to adjust the drilling path as necessary.

     In October 2002, we made a strategic decision to begin providing directional drilling services in North America. Prior to October 2002, we provided directional drilling services in select areas of the Eastern Hemisphere. Directional drilling services include the directing and steering of the path of the well-bore by an on-site operator. Providing this service in North America has increased the utilization of our MWD and down-hole drilling motor fleet. During the fourth quarter of 2003, we completed the acquisition of Continental Directional Corporation ("Continental"). Headquartered in Nisku, Alberta, Continental provides directional drilling services in Western Canada, a directional drilling market that we did not previously serve.

     Our LWD, MWD and directional drilling services are provided by our wholly owned subsidiary, PathFinder Energy Services, Inc. We market these services through an internal sales force. Our customers typically utilize these services on a per well or per project basis. We charge our customers for these services primarily on a per day rental basis.

     Down-hole Drilling Motors. We are a manufacturer and supplier of down-hole drilling motors and their replaceable parts, such as power sections and bearings. We provide down-hole drilling motors internally to

PathFinder's directional drilling business and other oilfield service companies. Our drilling motors business is conducted by our two wholly owned subsidiaries, Drill Motor Services, Inc. and Dyna-Drill Technologies, Inc.

     Drill Motor Services' rental product line consists of a wide range of sizes of down-hole drilling motors ranging from 1 11/16 inches to 11 1/2 inches in outside diameter for use at various drilling depths. The components of the drill motor are designed to operate at various speeds and torque levels and to withstand severe environmental conditions such as high temperatures, hard rock and abrasive muds.

     Our Dyna-Drill down-hole drilling motors are manufactured and repaired by our subsidiary, Dyna-Drill Technologies. In addition to complementing our Drill Motor Services line of down-hole drilling motors, our manufacturing capability enables us to support both of our motor lines and to provide manufacturing and repair services for other oilfield service companies. Dyna-Drill Technologies is one of only a limited number of companies worldwide that manufactures the power section of down-hole drilling motors.

     We typically charge our customers for the use of our rental fleet of drilling motors on the basis of hours of usage. We charge our customers for our manufactured motor components and repair services when products are shipped and services are completed. We market our down-hole drilling motors and services directly through our internal sales force.

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

     - down-hole tools, such as milling tools and casing scrapers;

     - pipe handling equipment; and

     - side entry subs and our patented lockdown lubricator system (described below under "Strategy").

     Our rental tool operations are focused onshore in Texas, Oklahoma, Louisiana and offshore in the Gulf of Mexico.

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

     Our rental tool business is conducted by our subsidiaries: Thomas Tools (a division of Thomas Energy Services, Inc.) and Dutch, Inc, which we acquired during the fourth quarter of 2003 . These rental tools and related services are marketed through our internal sales force. The majority of our equipment and tools are rented to our customers on a daily rental basis.

     Drilling Fluids. We manufacture, package, transport, warehouse and wholesale drilling fluids and drilling fluid chemicals and additives. We also provide size reduction services of environmentally approved solids used in loss circulation and seepage control, both of which are problems regularly encountered in drilling oil and natural gas wells. Drilling fluid products are used to cool and lubricate the drill bit during drilling operations, to contain formation pressures and to suspend and remove rock cuttings from the hole while maintaining the stability of the well-bore. Our customers, which include retail drilling fluid companies, specialty fluid companies and other oilfield service companies, use our drilling fluid products throughout the world.

     Our drilling fluid chemicals and additives are used in the production and maintenance of:

     - water-based drilling fluids, which are the most widely used drilling fluids, having application in both land and offshore environments;

     - oil-based drilling fluids, which reduce torque and drag, primarily are used to drill water-sensitive shale and are widely used in drilling conditions where stuck pipe is likely to occur; and

     - synthetic-based drilling fluids, which are used where oil-based fluids are prohibited for environmental reasons or where high performance and safety are an issue.

     We manufacture a large portion of the drilling fluid products we wholesale, which enables us to manage the cost and maintain the proprietary nature of these products. Our research and development initiatives are designed to develop new products specifically for our customer base.

     Our drilling fluids business is conducted through our wholly owned subsidiaries, Integrity Industries, Inc., Grinding and Sizing Company, Inc. and Agri-Empresa, Inc. We market and sell these products through our internal sales force.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     Our completion and workover related products and services segment provides a broad range of products and services primarily to customers in and along the Gulf of Mexico. These products and services include:

     - cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment;

     - polymers and specialty chemicals;

     - rental tools (including tubing); and

     - coiled tubing.

     Cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment. We provide cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment services to oil and natural gas companies onshore in Alabama, Louisiana, Mississippi, New Mexico and Texas and offshore in the Gulf of Mexico. Cased-holes are wells that have been drilled and in which casing has been installed to stabilize the hole. They typically are either ready to produce or are already producing. As a result, the majority of our revenues from this business are generated by repeat business on existing wells. Consequently, this business provides revenue stability during periods of reduced drilling activity. Our services include:

     - Logging Services. Logging involves the gathering of down-hole information to identify various characteristics about the formation or zone to be produced. Logging services are performed via armored electro-mechanical cable, or wireline, which is lowered into a well from a truck on land or a skid unit offshore. These units contain considerable instrumentation and computer equipment used to chart and record down-hole information.

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

     - Tubing Conveyed Perforating ("TCP")/Drill Stem Testing Services
       ("DST"). TCP involves the use of drill pipe, tubing or coil tubing, to convey the perforating assembly to the required depth. DST is a method of determining the producing potential of a formation by allowing the formation fluids to flow into the work string. The use of these tools together allow our customers to evaluate and complete oil and gas wells in a more efficient and safe manner relative to conventional techniques.

     - Rental Equipment. Wireline rental equipment includes grease injector units, pipe recovery lubricators, air compressors, high pressure rises, wireline blow-out preventers and flanges.

     We conduct our cased-hole wireline logging and perforating business through our wholly owned subsidiaries, Perf-O-Log, Inc., E.M. Hobbs, L.P. and HydraCoil, Inc., which we acquired in the fourth quarter of 2003. Our wireline rental equipment is offered through our wholly owned subsidiary, Boyd's Bit Service, Inc. dba Boyd's Rental Tools. A wireline job typically involves the use by a skilled operator of a logging and perforating unit and certain specialized rental equipment at a customer's well site. We market these services through an internal sales force and our customers typically utilize these services on a per well basis. We charge our customers on a per day or per job basis.

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

      - lubricants;

      - well treating chemicals; and

      - liquefied polymers;

     - industrial products, which include:

      - cleaners;

      - lubricants; and

      - environmentally sensitive solvents; and

     - environmental remediation products.

     We conduct our completion and workover related polymers and specialty chemicals business through our wholly owned subsidiaries, Integrity Industries and Agri-Empresa. We market and sell our polymers and specialty chemical products through an internal sales force.

     Rental Tools (including tubing). We provide rental of premium tubing work strings, high pressure blowout preventers, flow iron packages, high pressure manifolds, tanks and tubing handling tools for conventional well remediation, as well as specialized equipment for snubbing and coiled tubing applications. Snubbing involves pushing pipe into the well against high well-bore pressures.

     We conduct our rental tool business through Thomas Tubing Specialists (a division of Thomas Energy Services). We market our rental tools through an internal sales force. Our customers typically utilize tools on a per well basis and we charge our customers for rental tools primarily on a per day rental basis.

     Coiled Tubing. We provide coiled tubing conveyed well intervention services to oil and natural gas companies, primarily in Louisiana, Mississippi, Texas and in the Gulf of Mexico. We own and operate a fleet of coiled tubing units that are used in a variety of well-bore applications, including foam washing, acidizing, displacing, cementing, gravel packing and jetting. In addition to these services, we use modeling software for coiled tubing applications to provide optimal job design and cost saving solutions for our customers.

     Coiled tubing is one of the fastest growing segments of the well service industry today. In the Gulf of Mexico, where a large percentage of domestic natural gas reserves are located, the economics of coiled tubing operations are often far superior to the use of conventional workover rigs. The growth in deep well and horizontal drilling has increased the market for coiled tubing. Routine logging and down-hole tool manipulation in highly deviated and horizontal wells previously performed primarily with wireline can now be accomplished more efficiently utilizing coiled tubing services.

     Our coiled tubing business is conducted by our wholly owned subsidiary, Coil Tubing Services, L.L.C. A typical coiled tubing job involves the use of a coiled tubing unit by one or more skilled operators at a customer well site to perform any of the services described above. These services typically last several days on land and up to several weeks or more offshore.

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

     We conduct our waste management business through our wholly owned subsidiary, Charles Holston, Inc. These services are marketed directly through our internal sales force.

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

     We conduct our safety equipment and services business through our wholly owned subsidiary, Well Safe, Inc. We market and sell our safety services and products directly through an internal sales force.

     In January 2004, we announced that we were evaluating the possible divestiture of our maintenance and safety related products and services segment. The net book value of this segment was approximately $27.6 million at December 31, 2003. We anticipate that our future operating performance will be enhanced by this divestiture as we will be able to concentrate our focus on our core business segments

     For a summary of our reportable segments and operations by geographical region as of and for the years ended December 31, 2003, 2002 and 2001, see Note 12 to our Consolidated Financial Statements, which information is incorporated herein by reference.

STRATEGY

     Our strategy is to grow revenues and earnings by providing our customers with an alternative to the major integrated oilfield service companies while preserving our entrepreneurial culture. Our strategy consists of the following key components:

     Provide Leading Technology Solutions to Our Customers. We believe technology is an important aspect of our business. Improving technology helps us provide our customers with more efficient and cost effective tools to find and produce oil and natural gas. We are committed to investing substantial time and resources in building our technology based products and services. We believe our new products and services are among the best in the industry and will provide us with the opportunity to grow our business and service the needs of our customers. Some of our recent commercialized technological developments include our:

     - Drilling Formation Tester (DFT) tool, an LWD tool that obtains wireline-equivalent formation pressure data while drilling, thus offering time and cost savings, as compared to open-hole wireline measurement;

     - patent-pending Gravity MWD(TM) service, which eliminates the adverse impact of magnetic interference while conducting directional surveying, thereby reducing reliance on and the cost of conventional gyroscopic wireline surveys;

     - patent-pending Well Twinning(TM) service, in which we are able to facilitate the drilling of a second well that follows the path of an existing well with high precision at a close but controlled distance, to assist in, for example, relief well drilling; and

     - Matrix-3(TM) metal coating system, developed independently in-house, combining proven tungsten carbide-based metallurgy and brazing technologies in a trade secret formulation. The coating delivers superior resistance to wear, corrosion and impact to metal components used in drilling and other down-hole applications , such as motor bearings used in down-hole drilling motors.

     We plan to use research and development expenditures to continue to develop our LWD, MWD and directional drilling technologies, including the following new technologies currently under development:

     - PathMaker(TM) 3D Rotary Steerable ("3DRS") technology, which facilitates full steering and propulsion of a drill string with or without the use of a down-hole drilling motor, thereby improving drilling speed and the quality of the hole drilled;

     - Array Wave Resistivity ("AWR") technology, which improves the precision and reliability of formation data obtained through the analysis of electromagnetic wave transmissions through the formation surrounding a well-bore;

     - Slim Density Neutron Standoff Caliper technology, which allows us to measure formation porosity in smaller borehole diameters;

     - E-sonic(TM) technology, which enhances the precision and predictability of our proven sonic formation evaluation technology;

     - Rig Site Computer Surface System, which enhances our ability to receive and interpret data received from down-hole sensors to provide timely useful information to our customers about subsurface conditions; and

     - PayZone Inclination Gamma (PZIG(TM)) technology, in which we run independent drilling subs near or at the drill bit with the drilling assembly, in order to provide real-time directional survey information at the drill bit and subsurface formation information immediately surrounding the drill bit.

     We are developing a line of LWD and MWD tools (our Survivor(TM) tools) including our AWR technology designed to operate in high temperature (350(LOGO)
F) and/or high pressure (25,000 psi) conditions. The Survivor(TM) line of tools are either patented or are in a patent-pending state and will be fully compatible with our existing LWD and MWD products and services.

     Both the 3DRS and the AWR are expected to be available for commercial service before the end of the second quarter of 2004.

     We also have several innovative products and services available, or under development through our mud motor, wireline, wireline rental and drilling fluids businesses. Some of these products and services include our:

     - patent-allowed Sensor Spool(TM), which detects the precise location of pipe tool joints and connections during tripping, snubbing or removal of pipe through the well-bore, thereby allowing for increased safety, fewer equipment failures and cost savings;

     - patented gravel pack service, which provides operators of oil and natural gas wells with a more precise method of installing gravel packs;

     - patented wireline side entry sub and patented wireline wear sleeve, which may be used in pipe recovery applications;

     - patented lockdown lubricator system, which, when installed on a well-head above the blowout preventers, allows wireline operations to be conducted more safely and more cost effectively;

     - submersible down-hole pump technology, in which we are applying our expertise and technology in power sections, currently deployed in our down-hole motors, in the development of submersible pumps suitable for a wide range of applications;

     - high performance lubricant, which allows the use of environmentally friendly water-based drilling fluids in deep, severe drilling environments;

     - patented seepage control product (involving the use of grape pumice) which when added to the drilling fluids system, does not affect the electrical stability of the drilling fluid system and in some cases, enhances it for a more homogenous fluid; and

     - pelletizing process, whereby bulky drilling fluid additives are condensed into pellet form which reduces dust and transportation costs and enables more rapid deployment of the material into the drilling fluid system.

     Capitalize on the Growth of Offshore and Directional Drilling. A substantial portion of our drilling related products and services are designed for use in directional drilling onshore and directional and vertical drilling offshore. While the overall level of drilling activity fluctuates based on the industry environment, we believe the trends in both directional drilling and offshore drilling are positive. We intend to capitalize on these trends by aggressively marketing the following products and services:

     - LWD products, which are most economically attractive in many offshore wells, whether directional or vertical;

     - MWD products, which are necessary when LWD products are used and when drilling directionally, whether onshore or offshore;

     - directional drilling services, which enable an on-site operator to steer a well-bore to its intended target;

     - down-hole drilling motors, which are used in most wells drilled directionally;

     - high torque drill pipe, which is utilized in wells drilled directionally; and

     - specialized drilling fluids, which improve drilling performance.

     Expand the Breadth and Scope of Our International Operations. We offer LWD and MWD products and services, directional drilling services and down-hole drilling motors internationally in select areas of the Eastern Hemisphere. In addition, we provide LWD and MWD products and services in Brazil and MWD products and directional drilling services in Canada. We expect to continue to expand our international operations on a selective basis.

     Selectively Acquire Complementary Businesses and Technologies. We expect to continue to pursue acquisitions of complementary businesses, which increase the technological base and expand the market reach of our product and service offerings. We intend to focus on acquisitions that expand our operations with new products and services, broaden our geographic scope, increase our market share and improve our ability to compete with the major integrated oilfield service companies. We also intend to provide management and key personnel of acquired businesses with stock-based incentives in our company and to continue to market these companies and technologies under their established names.

POTENTIAL LIABILITIES AND INSURANCE

     Our industry involves a high degree of operational risk. Failure of equipment could result in property damage, personal injury, loss of life, environmental pollution and other damages for which we could be liable. Litigation arising from a catastrophic occurrence at a location where our equipment or services are used may result in our being named as a defendant in lawsuits asserting potentially large claims. We maintain insurance against risks that are consistent with industry standards and required by our customers. Although we believe that we maintain insurance coverages that are adequate in amount and type for the risks associated with our businesses, there is always a risk that our insurance may not be sufficient to cover any particular loss. In addition, our insurance does not provide coverage for all liabilities, including liability for some events involving pollution. In addition, we may not be able to maintain adequate insurance at rates we consider commercially reasonable.

LICENSES, PATENTS AND TRADEMARKS

     We own or have licenses to use various patents covering a variety of technologies embodied in our portfolio of products and services. Although in the aggregate these patents are of importance to us, we do not consider any single patent to be of a critical or essential nature. We also enjoy product name brand recognition, principally through trademarks and trade names that we own or have the right to use, and consider such trademarks and trade names to be important to our business.

     While we are developing and deploying our own new LWD technologies, our LWD business is still substantially dependent upon technologies that we acquired in the PathFinder acquisition. We have the right to use substantially all of these acquired technologies pursuant to worldwide, royalty-free, irrevocable license rights. We have the right to use a small number of these acquired technologies under licenses from other third party licensors. The terms of certain of these licenses may be subject to change if there is a change in control of our company.

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

     Our operations are subject to numerous foreign, federal, state and local laws and regulations governing the manufacture, management and/or disposal of materials and wastes in the environment and otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws which are often difficult and costly to comply with and the violation of which may result in the revocation of permits, issuance of corrective action orders and assessment of administrative, civil and even criminal penalties. For example, state and federal agencies have issued regulations implementing environmental laws that regulate environmental and safety matters, such as restrictions on the types, quantities and concentration of various substances that can be released into the environment in connection with specialty chemical manufacturing and vacuum tank or other field service operations, remedial measures to prevent pollution arising from current and former operations, and requirements for worker safety training and equipment usage. While our management believes that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that future compliance with environmental laws and regulations will not have a material effect on us.

     We generate wastes, including hazardous wastes, which are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency and state agencies have limited the approved methods of disposal for some types of hazardous and non-hazardous wastes. Furthermore, it is possible that certain wastes handled by us in connection with our vacuum tank or other field service activities that currently are exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes and therefore be subject to more rigorous and costly operating and disposal requirements.

     The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, these persons may be subject to strict joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We currently lease a number of properties upon which activities involving the handling of hazardous substances or wastes may have been conducted by third parties not under our control and prior to our occupation of the subject property. These properties may be subject to CERCLA, RCRA and analogous state laws in the future. Under these laws and implementing regulations, we could be required to remove or remediate previously discarded hazardous substances and wastes or property contamination that was caused by these third parties. These laws and regulations may also expose us to liability for our acts that were in compliance with applicable laws at the time the acts were performed.

     We are subject to regulation under both the Federal Water Pollution Control Act ("FWPCA") and the Oil Pollution Act of 1990 ("OPA"). The FWPCA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters and waters of the United States. The FWPCA prohibits any discharge into waters of the United States except in strict conformance with permits issued by federal and state agencies. The OPA imposes a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. A

"responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA imposes strict, joint and several liability on responsible parties for oil removal costs and a variety of public and private damages, including natural resource damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Both FWPCA and OPA regulations require the development and implementation of oil spill response plans. We are currently updating our existing or developing new spill prevention, control and countermeasure ("SPCC") plans required under the FWPCA. Our management believes that we are in compliance with applicable permitting, planning and discharge requirements under the FWPCA and OPA and that the SPCC plans will be completed prior to applicable deadlines in 2004.

     The Atomic Energy Act, which provides for the development and regulation of commercial nuclear power, authorizes the Nuclear Regulatory Commission (NRC) to regulate radioactive "source material." The "source material" used in the conduct of our business includes cesium, americium(241), iridium, iodine, radium and cobalt. Under the Atomic Energy Act, the NRC has entered into cooperative agreements with the states of Texas, Louisiana and Mississippi that authorize those states to regulate and license the use of source material. Source material is used by several of our companies, including PathFinder, Perf-O-Log and E.M. Hobbs, in connection with logging exploratory and producing wells in Louisiana, Mississippi and Texas. We have obtained licenses from the Louisiana Department of Environmental Quality, the Texas Department of Health and Radiological Control and the Mississippi Department of Health and Radiological Control, as well as reciprocity license from the NRC, that allow us to store and use these source materials in connection with our well logging activities in these three states and offshore in federal waters. We believe that we are in compliance with the terms and conditions of our source material licenses.

     As part of the oilfield products and services provided by our Charles Holston, Inc. subsidiary in Louisiana, we have in the past been involved in treating, removing and disposing of naturally occurring radioactive material ("NORM") which is generated in connection with oil and gas exploration and production activities. The Atomic Energy Act does not regulate NORM; rather, NORM is regulated by the states. Under authority granted by Louisiana law, the Louisiana Department of Environmental Quality has adopted regulations establishing radiation, health and safety requirements for the possession, use, transfer, treatment, storage and disposal of NORM and the recycling of NORM-contaminated equipment. These regulations authorize the issuance of "specific licenses" to qualified companies to remove and dispose of regulated NORM that has contaminated oilfield equipment such as tanks and pipes as well as surficial soils, including soils comprising oilfield pits. We have in the past held, and currently hold, a specific license for treating, removing and disposing of NORM in Louisiana. While we believe that our past NORM activities under our previous specific license were performed in compliance with applicable Louisiana Department of Environmental Quality NORM requirements , there can be no assurance that future handling of regulated NORM in accordance with applicable state NORM requirements will not have a material effect on us.

CUSTOMERS

     Our customers include major and independent oil and natural gas companies and other oilfield service companies operating onshore in the United States, Canada, Brazil, Europe, North Africa and the Middle East and offshore in the Gulf of Mexico, North Sea, Persian Gulf, Gulf of Suez and Mediterranean Sea and off the coast of Brazil. Our customers also include refinery and petrochemical companies located on the United States Gulf Coast. Additionally, we provide drilling fluids to other oilfield service companies on a wholesale basis. We provide services and equipment to a broad range of customers and, therefore, we believe that we are not dependent on any single customer or group of customers. For the years ended December 31, 2003, 2002 and 2001, no single customer or group of affiliated customers accounted for 10% or more of our revenues. We generally enter into informal, nonbinding commitments with our customers, which are customary within our business lines.

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

COMPETITION

     Drilling Related Products and Services. In this segment, we principally compete on the basis of reputation, technology, quality, price, reliability, experience and availability. Competitors in our LWD, MWD and directional drilling businesses include divisions of Baker Hughes, Halliburton and Schlumberger. In our rental tool business, our competitors range from small, independent oilfield service companies to much larger oilfield service companies such as Weatherford International. In addition, many of our customers own and operate large inventories of equipment they might otherwise rent and have the ability to purchase additional equipment, as opposed to renting. Competitors in our MWD, directional drilling, down-hole drilling motors, drilling fluids and specialty chemicals businesses include both small and large independent oilfield service companies.

     Completion and Workover Related Products and Services. In this segment, we principally compete on the basis of reputation, quality, price, reliability, experience, availability and range of services offered. Our competitors in this segment include the major integrated oilfield service companies and both small and large independent oilfield service companies.

     Maintenance and Safety Related Products and Services. In this segment, we compete principally on the basis of reputation, quality, price, reliability and experience. Competition in our safety equipment and services business is fragmented and our competitors vary widely. We have a variety of competitors in our waste management business ranging from large public companies to small independent, single-location operators.

EMPLOYEES

     As of December 31, 2003, we had 2,081 employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND ACCURACY OF FORWARD LOOKING
STATEMENTS

     This Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") that involve risks, uncertainties and assumptions. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, the risk factors discussed below.

  RISKS RELATED TO OUR BUSINESS

  Demand for our products and services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices.

     The markets for oil and natural gas historically have been volatile and are likely to continue to be so in the future. A prolonged downturn in oil and natural gas prices could have a material adverse effect on our results of operations and financial condition, particularly with respect to our drilling related products and services segment. Demand for our drilling related products and services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the level of exploration, development and production activity. Lower levels of activity result in a corresponding decline in the demand for our drilling related products and services that could have a material adverse effect on our financial condition or results of operations.

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

     There is always a risk that our insurance may not be sufficient to cover any particular loss. In addition, our insurance does not provide coverage for all liabilities, including liability for some events involving pollution. We may not be able to maintain adequate insurance at rates we consider commercially reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition or results of operations.

  The volatility of the oil and natural gas industry and the demanding nature of our work may affect our ability to attract and retain the skilled workers on which our operations depend.

     We may not be able to find enough skilled workers to meet our needs, which could limit our growth. Business activity in the oil and natural gas industry historically decreases or increases with the price of oil and natural gas. Even though the prices of oil and natural gas have recovered, industry-wide downsizing, resulting from low oil and natural gas prices in the late 1990s and industry consolidation, caused oilfield workers to look for and secure work in other industries and locations. The oil and natural gas industry has not fully recovered from the earlier employment migration away from the oil and natural gas industry. As a result, we may have problems finding enough skilled workers in the future.

     In addition, we require skilled workers who can perform physically demanding work. As a result of the volatility of the oil and natural gas industry and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable and stable work environment at wage rates that are competitive with ours.

     With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers from other fields and to retain or expand our current work force. If we are not able to increase our service rates to our customers to compensate for wage rate increases, our financial condition or results of operations may be adversely affected.

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

     We operate in highly competitive areas of the oilfield products and services markets. The volatility of oil and natural gas prices and the consequent decline in the oil and natural gas industry in the last 5 years led to a consolidation of a number of companies providing products and services similar to those we provide. As a result of these consolidations, many of our competitors are much larger and have greater marketing, distribution, financial and other resources than we do.

  Adverse weather conditions could result in fluctuations in our operating results.

     Demand for our products and services in the Gulf of Mexico may be adversely affected by the hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast during the summer and fall months. The threat of a hurricane or tropical storm in the vicinity of a drilling rig or production platform where we have personnel and equipment deployed often requires us to evacuate our personnel and equipment. An evacuation and the amount of time required to redeploy personnel and equipment after the threat of a storm has passed may result in significant downtime and lost revenues, especially in the case of a large storm. In addition, equipment that we are unable to remove from the path of a storm may be damaged, lost or destroyed.

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

     We depend on the demand for our products and services from oil and natural gas companies, oilfield service companies and refining and petrochemical companies. This demand is affected by a variety of factors, including taxes, price controls and the adoption or amendment of laws and regulations. For example, the adoption of laws and regulations curtailing the exploration and development of oil and natural gas in our areas of operation for economic, environmental or other policy reasons could adversely affect our operations by limiting demand for our products and services.

     In addition, our maintenance and safety related products and services are substantially dependent on the cleaning and maintenance operations of our customers. Numerous federal, state and local laws and regulations affect the necessity, timing and frequency of the cleaning and maintenance operations of refining and petrochemical companies and thus affect the demand for our products and services. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing laws and regulations or enforcement.

     The technical requirements of the foreign, federal, state and local laws and regulations affecting our businesses are becoming increasingly complex and stringent. For instance, some environmental laws may provide for "strict liability" for damages to natural resources or threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of the party. Sanctions for noncompliance with these laws and regulations may include:

     - revocation of permits;

     - issuance of corrective action orders;

     - assessment of administrative, civil or criminal penalties; and

     - issuance of injunctions restricting or prohibiting our operations.

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

     Our LWD business is substantially dependent upon technologies that we acquired when we acquired the Pathfinder LWD and related MWD business in March 1999. We have the right to use these technologies through non-exclusive, worldwide licenses granted to us by third-party licensors.

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

     Our balance sheet as of December 31, 2003, included net goodwill which represented approximately 22% of our total assets. Goodwill is recorded when we pay more for a business than the fair market value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles require us to test goodwill for impairment. We evaluate goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. If we were to determine that any of the remaining balance of goodwill was impaired, we would be required to take an immediate charge to earnings with a correlative effect on shareholders' equity.

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

     These factors may cause the price of our common stock to fluctuate significantly.

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

ITEM 2.  PROPERTIES

     Our principal executive offices are located at 10370 Richmond Avenue, Suite 990, Houston, Texas 77042 and our telephone number is (713) 974-9071. Our businesses are conducted out of sales offices and facilities located throughout North America, Brazil and in select areas of the Eastern Hemisphere. Set forth below is a chart describing the locations of these sales offices and facilities:

BUSINESS                                                            LOCATION
--------                                                            --------
Drilling Related Products and Services
  LWD/MWD/Directional Drilling............  Lafayette and New Orleans, Louisiana; Houston, Midland
                                            and Corpus Christi, Texas; Casper, Wyoming; Stavanger,
                                            Norway; Aberdeen, Scotland; Macae, Brazil; Dubai, United
                                            Arab Emirates; Misku and Calgary, Canada; Cairo, Egypt;
                                            Alkmarr, The Netherlands
  Down-hole Drilling Motors...............  Lafayette, Louisiana; Elk City, Oklahoma; Houston,
                                            Texas; Stavanger, Norway; Aberdeen, Scotland
  Rental Tools............................  Lafayette and New Iberia, Louisiana; Denver, Colorado;
                                            Houston, Dallas, Corpus Christi and Victoria, Texas
  Drilling Fluids.........................  Birmingham, Alabama; Liberal, Kansas; Jennings,
                                            Lafayette, Minden and Venice, Louisiana; Carlsbad and
                                            Hobbs New Mexico; Antlers, Ardmore and Elk City,
                                            Oklahoma; Abilene, Brownsville, Canadian, Conroe,
                                            Edinburg, Galveston, Houston, Jacksboro, Justin,
                                            Kingsville, Lufkin, Midland, Navasota, Victoria and
                                            Zapata, Texas

BUSINESS                                                            LOCATION
--------                                                            --------
Completion and Workover Related Products
  and Services
  Cased-hole Wireline Logging,
     Perforating, Tubing Conveyed
     Perforating and Associated Rental
     Equipment............................  Lafayette, Lake Charles, New Iberia and Houma,
                                            Louisiana; Laurel, Mississippi; Artesia, New Mexico;
                                            Alice, Bridgeport, Corpus Christi, Edinburg, Iowa
                                            Colony, Midland, Pearland, Sonora, Victoria and Tyler,
                                            Texas
  Polymers and Specialty Chemicals........  Birmingham, Alabama; Jennings and Venice, Louisiana;
                                            Carlsbad and Hobbs, New Mexico; Antlers, Ardmore and Elk
                                            City, Oklahoma; Abilene, Conroe, Edinburg, Houston,
                                            Jacksboro, Kingsville, Lufkin, Midland, Victoria and
                                            Zapata, Texas
  Rental Tools............................  New Iberia, Louisiana; Corpus Christi and Victoria,
                                            Texas
  Coiled Tubing...........................  Broussard and New Orleans, Louisiana; Alice, Houston,
                                            Rosharon and Alice, Texas
Maintenance and Safety Related Products
  and Services
  Waste Management........................  Eunice and Jennings, Louisiana
  Safety Equipment and Services...........  Mobile and Decatur, Alabama; Anchorage, Alaska;
                                            Gonzales, Lafayette and Sulphur, Louisiana; Beaumont,
                                            Corpus Christi and Houston, Texas

     With the exception of certain of our Lafayette and Houma, Louisiana and our Alice, Bridgeport, Tyler and Corpus Christi, Texas facilities, which are owned, all of these sales offices and facilities are leased pursuant to operating leases for various terms. Some of these sales offices and facilities are leased from employees who were the former owners of our subsidiaries. We believe that all of our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

ITEM 3.  LEGAL PROCEEDINGS

     One of our subsidiaries, Charles Holston, Inc., has been named as a defendant in a case styled Bryson Adams, et al v. Environmental Purification Advancement Corporation, No. 99-1998, which was filed in Federal District Court for the Middle District of Louisiana. This lawsuit involves several hundred plaintiffs alleging personal injury and property damage associated with oilfield waste disposal practices over a 30-year period at a waste disposal facility located near Bayou Sorrel, west of Plaquemine Louisiana. The plaintiffs in these cases are seeking unspecified amounts of general, special and exemplary damages. Subsequent to year end, a joint settlement agreement among the defendants in the case was tentatively approved by the plaintiffs and the court, pursuant to which Charles Holston, Inc. would be dismissed from the case. This settlement is pending final approval, which is expected to occur during the second quarter of 2004.

     Two separate lawsuits, Keith Vienne, et al v. Conoco, Inc., et al., No. 74,427 and Larry Mouton, et al v. Conoco, Inc., et al., No. 75,038, were filed in 1999 in Louisiana state court against six defendants, including Conoco, Inc., the primary operator of the field beginning in the 1950s, and Guillory Tank Truck Service, Inc., an oilfield waste disposal company. One of our subsidiaries, Charles Holston, Inc., purchased the assets of Guillory Tank Truck Service, Inc. in 1989. These cases have several hundred plaintiffs who allege that they and their property have been exposed to improperly handled oil, gas and oilfield waste over a 40-year period in connection with the operation of an oilfield approximately four miles north of Rayne, Louisiana. The plaintiffs allege that Guillory Tank Truck Service, Inc. improperly disposed of oilfield waste from the field at various unspecified times over the years. This matter is still pending.

     We do not expect these lawsuits to have a material adverse effect on our financial condition, results of operations or cash flows.

     We are a party to various routine legal proceedings that primarily involve intellectual property, commercial and workers' compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of all of these proceedings, even if determined adversely, would not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our securityholders during the fourth quarter of 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "WHQ" where it began trading on August 6, 2003. Prior to that time, our common stock traded on the NASDAQ National Market under the symbol "WHES". The following table sets forth the high and low bid prices per share of our common stock as reported by the NASDAQ National Market through August 5, 2003 and as reported by the New York Stock Exchange since that date.

                                                               HIGH     LOW
                                                              ------   ------
2002
  First Quarter.............................................  $23.48   $16.24
  Second Quarter............................................   26.20    20.45
  Third Quarter.............................................   22.75    13.88
  Fourth Quarter............................................   19.50    13.45
2003
  First Quarter.............................................   18.88    13.00
  Second Quarter............................................   22.75    15.20
  Third Quarter.............................................   20.43    16.75
  Fourth Quarter............................................   19.22    14.51

     As of March 5, 2004, there were 27,418,191 shares of our common stock outstanding, which were held by approximately 162 record holders.

     We have not declared or paid any cash dividends on our common stock since our initial public offering and do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Instead, we currently intend to retain our earnings, if any, to finance our business and for general corporate purposes. Furthermore, our credit facility restricts our ability to pay dividends. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 for a discussion of restrictions on our ability to pay dividends. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors considers relevant.

  EQUITY COMPENSATION PLANS

     The table below provides information relating to our equity compensation plans as of December 31, 2003:

                                                                                  NUMBER OF SECURITIES
                                  NUMBER OF SECURITIES     WEIGHTED-AVERAGE     REMAINING AVAILABLE FOR
                                    TO BE ISSUED UPON      EXERCISE PRICE OF     FUTURE ISSUANCE UNDER
                                 EXERCISE OF OUTSTANDING      OUTSTANDING          COMPENSATION PLANS
                                    OPTIONS, WARRANTS      OPTIONS, WARRANTS     (EXCLUDING SECURITIES
PLAN CATEGORY                          AND RIGHTS             AND RIGHTS       REFLECTED IN FIRST COLUMN)
-------------                    -----------------------   -----------------   --------------------------
Equity compensation plans
  approved by security
  holders......................         2,732,558               $16.05                  457,951
Equity compensation plans not
  approved by security
  holders......................           900,900               $ 4.55                       --
                                        ---------                                       -------
Total..........................         3,633,458               $13.20                  457,951
                                        =========                                       =======

     On March 29, 1999, prior to our initial public offering, we granted to Kenneth T. White, Jr., our Chairman, President and Chief Executive Officer an option to purchase 900,900 shares of our common stock at a purchase price of $4.55 per share. The issuance of this option was approved by the Board of Directors but was not submitted to our shareholders for their approval. As of the date hereof, the right to purchase all 900,900 shares of common stock under the option had vested. This option is exercisable by Mr. White at any time until March 29, 2009 and is not transferable. Upon Mr. White's death or disability, or the termination of his employment for any reason, this option will terminate and expire; although, Mr. White (or his estate or the person who acquires this option by will or the laws of descent or distribution or otherwise by the reason of Mr. White's death) may exercise this option for a period of three (3) months following any such event.

  SALES OF UNREGISTERED SECURITIES

     Set forth below are the securities we issued during 2003 which have not been registered under the Securities Act. Further included is the consideration, if any, we received for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed. No underwriters were engaged in connection with the issuance of the securities in any of these transactions.

          (i) On April 24, 2003, we issued 3,400 shares of common stock to John Samuell, a former employee, in consideration for Mr. Samuell's execution of a separation agreement with us.

          (ii) On November 17, 2003, we issued 51,016 shares of our common stock valued at $17.97 per share as partial consideration for the acquisition of 100% of the outstanding capital stock of Continental Directional Corp. This issuance of securities was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D and Regulation S under the Securities Act.

          (iii) On November 24, 2003, we issued 58,823 shares of our common stock valued at $13.61 per share as partial consideration for the acquisition of 100% of the outstanding capital stock of HydraCoil, Inc. This issuance of securities was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D under the Securities Act.

     In addition, the following persons were issued shares of our common stock upon the exercise of warrants issued prior to our initial public offering. The issuance of our common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act.

                                                                EXERCISE      NUMBER OF SHARES
NAME                                 DATE OF WARRANT EXERCISE    PRICE     ACQUIRED UPON EXERCISE
----                                 ------------------------   --------   ----------------------
Ronald Rose........................  March 17, 2003              $3.48             19,928
Ronald Rose........................  April 23, 2003              $3.48             19,717
Travis Goree.......................  June 11, 2003               $4.09             35,966
Ashford Brock......................  June 12, 2003               $4.09              2,028
Steve Goree........................  July 25, 2003               $4.09            105,648

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

     The Consolidated Financial Statements for the years ended December 31, 2003 and 2002 have been audited by PricewaterhouseCoopers LLP. The Consolidated Financial Statements for fiscal years 1999 through 2001 were audited by Arthur Andersen LLP ("Andersen") which has ceased operations. A copy of the report previously issued by Andersen on our financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is included elsewhere in this Form 10-K. Such report has not been reissued by Andersen.

                                                       YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          2003       2002       2001       2000         1999
                                        --------   --------   --------   --------     --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Information:
Revenues:
Drilling..............................  $242,085   $205,177   $253,068   $162,930     $ 80,643
Completion and workover...............   125,098     80,645     78,087     43,177       27,436
Maintenance and safety................    31,166     27,592     27,983     23,845       19,562
                                        --------   --------   --------   --------     --------
     Total revenues...................   398,349    313,414    359,138    229,952      127,641
Cost of revenues......................   228,111    172,922    186,452    123,871       68,399
Selling, general and administrative
  expense.............................    79,472     64,438     61,872     44,380       32,273
Research and development expense......    11,241      9,954      7,923      6,010        3,845
Depreciation and amortization.........    40,101     32,620     26,730     19,339       15,521
                                        --------   --------   --------   --------     --------
Income from operations................    39,424     33,480     76,161     36,352        7,603
Interest expense and other expense,
  net.................................     8,106      7,017      7,698     37,236       22,584
Provision (benefit) for income
  taxes...............................    12,057     10,188     27,043       (196)         239
                                        --------   --------   --------   --------     --------
Net income (loss).....................  $ 19,261   $ 16,275   $ 41,420   $   (688)(1) $(15,220)
                                        ========   ========   ========   ========     ========
Earnings (loss) per share:
  Basic
     Net income (loss) per share......  $   0.71   $   0.62   $   1.71   $  (0.05)    $  (1.34)
                                        ========   ========   ========   ========     ========
  Diluted
     Net income (loss) per share......  $   0.69   $   0.59   $   1.55   $  (0.05)    $  (1.34)
                                        ========   ========   ========   ========     ========
Number of shares used in computing
  income (loss) per share:
  Basic...............................    27,190     26,360     24,208     14,328       11,339
                                        ========   ========   ========   ========     ========
  Diluted.............................    27,942     27,371     26,652     14,328       11,339
                                        ========   ========   ========   ========     ========
Balance Sheet Information:
Total assets..........................  $501,325   $441,062   $384,611   $232,231     $191,604
Total debt............................  $177,725   $149,055   $122,225   $ 81,912     $198,822

---------------

(1) Includes write-off of $13.2 million for deferred financing costs and unamortized discount associated with debt that was repaid in 2000 with the net proceeds from our initial public offering and borrowings under our credit facility, reclassified in conjunction with the adoption of FAS 145 in January 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K.

OVERVIEW OF THE MARKETS FOR OUR PRODUCTS AND SERVICES

     We are a diversified oilfield service company that provides (1) drilling related products and services, (2) completion and workover related products and services and (3) maintenance and safety related products and services. Our customers include major and independent oil and natural gas companies, other oilfield service companies and refining and petrochemical companies.

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

  DRILLING RELATED PRODUCTS AND SERVICES

     Revenue from our drilling related products and services segment constituted approximately 61% of our total 2003 consolidated revenue. Approximately 25% of our 2003 drilling segment revenue was generated in various international locations which include Canada, Brazil, Europe, North Africa and the Middle East. However, the most significant portion of our drilling segment revenues is generated in the United States, including the Gulf of Mexico. In July 2001, exploration and development activity levels in the United States peaked and began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738, which was comprised of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003. This increase, however, resulted entirely from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,156, 830 and 1,032 for 2001, 2002 and 2003, respectively. Of these figures, land rigs comprised 1,003, 717 and 924, respectively, and offshore rigs comprised 153, 113 and 108, respectively, for the same periods.

     The modest recovery in exploration and development activity levels in the United States has impacted our revenue and earnings generated in this market. Although the overall rig count in the United States has increased, the offshore rig count, where we experience our highest operating margins, has yet to respond to the higher levels of natural gas prices and declined slightly from 2002. We believe that the overall outlook for natural gas exploration and development activity remains positive as natural gas production continues to decline. On a longer-term basis, this shortfall will tend to reduce the industry's ability to maintain adequate supplies of natural gas in storage and should keep upward pressure on natural gas prices. However, the extent and timing of a recovery in offshore drilling activity remains difficult to predict.

     Outside of the United States, the North Sea remains our largest drilling segment market. However, due to the United Kingdom tax law imposing a 10% supplementary tax on oil and natural gas profits derived from certain North Sea properties, many of our customers reduced drilling activity in this region. In July 2002, the North Sea rotary rig count reached a low of 42. According to statistics published by Baker Hughes, the number of rotary rigs operating in the North Sea declined from an average of 67 in January 2002 to an average of 46 in December 2003, after having reached a low of 42 in July 2002. We do not expect any marked increase in activity levels in the North Sea in the near term.

     As offshore drilling has stagnated over the last 18 months, the importance of maintaining market share has become critical. In response to this market condition, in October 2002, we made a strategic decision to enter the directional drilling business in North America. As a result of this decision and the growth of the United States land rig count, we have successfully increased the utilization of our MWD and down-hole drilling motor fleet. The increased utilization of our MWD and down-hole drilling motor fleet during 2003 helped to offset decreases in utilization of our LWD fleet, which is primarily driven by the United States offshore rig count.

     Additionally, we have been working to commercialize our 3DRS technology and our AWR technology, the first new technologies to have been developed independently by PathFinder since it was acquired in March 1999. Both technologies are currently being tested in live-well environments. Commercialization of the 3DRS technology has been prioritized to improve the utilization of our LWD, MWD and directional drilling services as our customers often require that this type of technology be offered by a service company as a prerequisite to submitting a bid for a drilling project or contract. Introduction of our AWR technology heralds our next generation of resistivity tools, which allows for advanced resistivity measurements in both high pressure and high temperature well conditions. Both the 3DRS and the AWR are expected to be available for commercial service before the end of the second quarter of 2004. We see a waiting market for these tools in the Gulf of Mexico, Brazil and North Sea. We believe that the commercialization of these tools will have a meaningful impact on our future results of operations.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     This sector is our second largest business segment and provided approximately 31% of our total 2003 consolidated revenue. Revenues provided by the completion and workover segment are almost entirely derived from the United States and the Gulf of Mexico. Although activity levels in the completion and workover of existing oil and natural gas wells are linked to commodity prices, our completion segment is less commodity price sensitive than our drilling segment. As a result, our completion and workover segment has and continues to provide stability during prolonged downturns in drilling activity. We have increased our revenue capacity in this segment through capital spending in 2001, 2002 and 2003, which, when combined with our acquisitions, has strengthened and further diversified the operations of this segment.

  MAINTENANCE AND SAFETY RELATED PRODUCTS AND SERVICES

     Our maintenance and safety segment provided approximately 8% of our total 2003 consolidated revenue and is focused in and along the Gulf Coast region of the United States. Although somewhat seasonal in nature, with higher activity levels in the early and latter portion of the year, this segment is primarily dependent upon the maintenance activity levels of refineries and petrochemical plants and, to a lesser extent, on the level of oil and natural gas exploration, development and production activity.

     In January 2004, we announced that we were evaluating the possible divestiture of this segment. The net book value of this segment was approximately $27.6 million at December 31, 2003. We anticipate that our future operating performance will be enhanced by this divestiture, as we will be able to concentrate our focus on our core business segments.

  ADVERSE WEATHER CONDITIONS

     In the third quarter of 2003, we experienced delay in completion and workover jobs due to wet weather in South Texas. However, the impact was minor in comparison to the previous year. In 2002, our results of operations were negatively impacted by the effects of adverse weather conditions associated with Tropical Storm Isidore, Hurricane Lili and the related wet weather conditions along the Gulf Coast. The impact of these adverse weather conditions began near the end of the third quarter of 2002 and continued through the early part of the fourth quarter.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

     Revenues. Revenues increased by $84.9 million, or approximately 27%, to $398.3 million for the year ended December 31, 2003 from $313.4 million for the year ended December 31, 2002. This increase was attributable to higher demand for products and services in each of our operating segments, as well as the full year effect of revenue contributions of Boyd's Bit Service, Inc. ("Boyd's"), which was acquired in August 2002 and E. M. Hobbs, L.P. ("Hobbs"), which was acquired in November 2002.

     Drilling related products and services revenues increased by $36.9 million, or approximately 18%, to $242.1 million for the year ended December 31, 2003 from $205.2 million for the year ended December 31, 2002. This increase was primarily attributable to the increase in land drilling activity levels in the United States of $19.0 million due to our entrance into the directional drilling business in North America in October 2002.

     Completion and workover related products and services revenues increased by $44.5 million, or approximately 55%, to $125.1 million for the year ended December 31, 2003 from $80.6 million for the year ended December 31, 2002. This increase was the result of increases in capacity driven by capital expenditures of $23.5 million, increases in activity levels, higher utilization of our coiled tubing and cased-hole wireline fleet and increased demand for our completion fluids, as well as the full year's impact of the Boyd's and Hobbs acquisitions of $11.1 million.

     Maintenance and safety related products and services revenues increased by $3.6 million, or approximately 13%, to $31.2 million for the year ended December 31, 2003 from $27.6 million for the year ended December 31, 2002. This increase was due primarily to increased sales of our safety products and turnaround related services.

     Cost of Revenues. Cost of revenues increased by $55.2 million, or approximately 32%, to $228.1 million for the year ended December 31, 2003 from $172.9 million for the year ended December 31, 2002. As a percentage of revenues, cost of revenues increased to 57% for the year ended December 31, 2003 from 55% for the year ended December 31, 2002. The increase in cost of revenues, as a percentage of revenues, was due to the continued effects of softness in pricing, increased insurance costs and the greater contribution to our consolidated revenues from lower margin products and services, primarily from our drilling fluids businesses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $15.1 million, or approximately 23%, to $79.5 million for the year ended December 31, 2003 from $64.4 million for the year ended December 31, 2002. The increase was primarily attributable to additional expenses of $3.7 million related to the operations of Boyd's and Hobbs, which were acquired during the second half of 2002 and increased personnel costs of $8.3 million related to expansion efforts within our coiled tubing and directional drilling business lines. We also experienced increased corporate costs to comply with the Sarbanes-Oxley Act of 2002 and incurred expenses associated with the our move from the NASDAQ National Market to the New York Stock Exchange. As a percentage of revenues, selling, general and administrative expenses decreased to 20% for the year ended December 31, 2003 from 21% for the year ended December 31, 2002.

     Research and Development Expense. Research and development expenses increased by $1.2 million, or approximately 12%, to $11.2 million for the year ended December 31, 2003 from $10.0 million for the year ended December 31, 2002. This increase was the result of continued research and development spending on our PathFinder technologies, including 3DRS and AWR and other research and development initiatives.

     Depreciation and Amortization. Depreciation and amortization increased by $7.5 million, or approximately 23%, to $40.1 million for the year ended December 31, 2003 from $32.6 million for the year ended December 31, 2002. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisitions.

     Interest and Other Expense. Interest and other expense for the year ended December 31, 2003 was $8.1 million, an increase of $1.1 million, or approximately 16%, from $7.0 million for the year December 31, 2002. This increase was primarily due to the increase in the amounts outstanding under our credit facility.

     Net Income. Net income for the year ended December 31, 2003 was $19.3 million, an increase of $3.0 million, or approximately 18% from $16.3 million reported for the year ended December 31, 2002.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     Revenues. Revenues decreased by $45.7 million, or approximately 13%, to $313.4 million for the year ended December 31, 2002 from $359.1 million for the year ended December 31, 2001. This decrease was largely attributable to reduced activity levels within the oil and natural gas industry, including the effects of softness in pricing. This decrease was partially offset by the $4.0 million revenue contribution of Boyd's, which was acquired in August 2002 and Hobbs, which was acquired in November 2002 and the full year effect of $11.7 million from Coil Tubing Services, L.L.C. ("CTS"), which was acquired in May 2001. Additionally, our results of operations in 2002 were negatively impacted by the effects of the adverse weather conditions previously discussed.

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

     Revenues from our completion and workover related products and services increased by $2.5 million, or approximately 3%, to $80.6 million for the year ended December 31, 2002 from $78.1 million for the year ended December 31, 2001. Revenue increased as a result of the $4.0 million revenue contributions of Boyd's and Hobbs, which were acquired in August 2002 and November 2002, respectively, and the full year effect of CTS of $11.7 million, which was acquired in May 2001, but was offset by the effects of lower activity levels, softness in pricing and the adverse weather conditions previously discussed.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.5 million, or approximately 4%, to $64.4 million for the year ended December 31, 2002 from $61.9 million for the year ended December 31, 2001. The increase was attributable to additional expenses related to the operations of Boyd's and Hobbs, which were acquired in August 2002 and November 2002, respectively, the full year effect of CTS, which was acquired in May 2001, increases in insurance costs and our strategy of maintaining an optimal level of staffing and infrastructure to ensure that we are capable of benefiting fully from future increases in industry activity levels. This increase was partially offset by a reduction in sales incentives, bonuses and marketing expenses resulting from the decreased activity levels within the oil and natural gas industry. As a percentage of revenues, selling, general and administrative expenses increased to 21% for the year ended December 31, 2002 from 17% for the year ended December 31, 2001.

     Research and Development Expense. Research and development expenses increased by $2.1 million, or approximately 27%, to $10.0 million for the year ended December 31, 2002 from $7.9 million for the year ended December 31, 2001. This increase was the result of increased research and development spending on our LWD, MWD and related technologies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of our consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The most significant areas involving management judgment and estimates are described below. Actual results may differ from these estimates under different assumptions or conditions.

  REVENUE RECOGNITION

     We provide rental equipment and services to our customers on a day rate basis and recognize the related revenue on a per-day basis as the work progresses. We also provide products to customers and recognize the related revenue as items are shipped from our facilities. See Note 2 to the Consolidated Financial Statements for further discussion.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We extend credit to customers and other parties in the normal course of business. Further, we regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding our customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. In the event we were to determine that a customer may not be able to make required payments, we would increase the allowance through a charge to income in the period in which that determination is made. See Note 2 to the Consolidated Financial Statements for further discussion.

  INCOME TAXES

     Deferred tax assets and liabilities are recognized for the difference between the book basis and tax basis of our net assets. In providing for deferred taxes, we consider current tax regulations, estimates of future taxable income and available tax planning strategies. We believe that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. In certain cases where projected results indicate that realization is not likely, we have established a valuation allowance to reduce deferred tax assets to estimated realizable value.

     In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carry-forwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. See
Note 8 to the Consolidated Financial Statements for further discussion.

  INSURANCE RESERVES

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

  IMPAIRMENT OF LONG-LIVED ASSETS

     We assess our long-term assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:

     - Significant underperformance relative to expected historical or projected future operating results;

     - Significant changes in the manner of our use of the assets or the strategy for our overall business;

     - Significant negative industry or economic trends;

     - Significant decline in our stock price for a sustained period; and

     - Market capitalization relative to net book value.

     Our determination of impairment of long-lived assets, if any, requires estimates of undiscounted future cash flows. Actual impairment charges, if any, are recorded using an estimate of discounted future cash flows. The determination of future cash flows requires estimates based upon the most recent market and operating data for the applicable asset at the time the estimate is made, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry.

  GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur. See Note 5 to the Consolidated Financial Statements for further discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of APB No. 51" ("FIN 46"). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, or variable-interest entities ("VIEs"). FIN 46 originally became effective for public entities with VIEs created before February 1, 2003, at the beginning of the first interim or annual reporting period starting after June 15, 2003. In December 2003, the FASB issued FIN 46-R, which amended FIN 46 to extend its effective date until the first quarter of 2004 for all types of entities except special purpose entities. In addition, FIN 46-R also limited the scope of FIN 46 to exclude certain joint ventures or other entities that meet the characteristics of businesses. Upon the applicable effective date, FIN 46 will become the guidance that determines whether consolidation is required and whether the variable-interest accounting model must be used to account for existing and new entities. As we do not maintain any VIEs, we do not believe that the adoption of FIN 46 will have an impact on our consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures, in its statement of financial position, certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for such financial instruments, except for those that apply to mandatorily redeemable non-controlling interests, entered into or modified after May 31, 2003, and otherwise was effective for such financial instruments, except for those that apply to mandatorily redeemable non-controlling interests, at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on our financial position, results of operations or cash flows for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary uses for cash are working capital, capital expenditures, acquisitions and principal and interest payments on indebtedness. To the extent our cash requirements for working capital, capital expenditures, acquisitions and principal and interest payments on indebtedness exceed our cash flow from operations, we must fund our cash requirements primarily through debt and equity financing activities.

  CASH FLOW

     Working capital was $96.7 million as of December 31, 2003 and $73.9 million as of December 31, 2002. Net cash provided by operating activities was $41.1 million for the year ended December 31, 2003 and $29.3 million for the year ended December 31, 2002. The increase in working capital was due to increases in activity levels and acquisitions of three companies that were consummated in the fourth quarter of 2003. The increase in cash flow from operating activities was principally attributable to higher operating levels across all business segments.

     Net cash used in investing activities was $68.2 million for the year ended December 31, 2003 and $67.5 million for the year ended December 31, 2002. Net cash used in investing activities was principally the result of capital expenditures and acquisitions, offset by lost-in-hole proceeds.

     Net cash provided by financing activities was $27.2 million for the year ended December 31, 2003 and $25.4 million for the year ended December 31, 2002. Changes in net cash provided by financing activities were primarily the result of borrowings and repayments under our credit facility, including those associated with the August 2003 amendment to our credit facility in which we added a $70 million Term C loan facility as discussed more fully below.

     For the year ended December 31, 2003, we made capital expenditures, primarily for rental tool inventory, LWD and MWD tools, wireline equipment and coil tubing units, of $68.8 million, including expenditures for the replacement of equipment lost-in-hole. In addition, we incurred $11.2 million in research and development expenses for the year ended December 31, 2003.

  ACQUISITIONS

     During the fourth quarter of 2003, we completed the acquisition of three companies -- Continental Directional Corp., Dutch, Inc. and HydraCoil, Inc. Headquartered in Nisku, Alberta, Continental provides directional drilling services in Western Canada, a market that our directional drilling business did not previously serve. Dutch provides rental tools to drilling, completion and production businesses through its sole location in Broussard, Louisiana. The acquisition of HydraCoil extends the geographic reach of our cased-hole logging and perforating services into the North Texas market. These three companies were acquired for total cash consideration of approximately $15.9 million and approximately 110,000 shares of our common stock, valued at approximately $1.5 million.

  CAPITAL RESOURCES

     With the exception of operating leases on real property and automobile leases discussed in Note 7 of our consolidated financial statements, we have no off-balance sheet debt or other off-balance sheet financing arrangements. We have not entered into any derivative or other financial instruments for trading or speculative purposes. The following table aggregates information about our contractual cash obligations (in thousands) as of December 31, 2003:

                                                    PAYMENTS DUE BY PERIOD
                                     ----------------------------------------------------
                                                LESS THAN    1 - 3     3 - 5    MORE THAN
CONTRACTUAL OBLIGATIONS               TOTAL      1 YEAR      YEARS     YEARS     5 YEARS
-----------------------              --------   ---------   --------   ------   ---------
Debt...............................  $177,725    $10,763    $166,962   $   --     $  --
Operating leases...................    22,464      5,173      11,131    6,160        --
                                     --------    -------    --------   ------     -----
Total..............................  $200,189    $15,936    $178,093   $6,160     $  --
                                     ========    =======    ========   ======     =====

     In the first quarter of 2003, we obtained an additional revolving loan commitment of $10.0 million and a supplemental Term B loan of $5.0 million under our credit facility. During the third quarter of 2003, we amended our credit facility to, among other things, include a $70.0 million Term C loan facility. As so amended, our credit facility includes the following features:

     - a $40.0 million Term A loan facility, of which $17.0 million was outstanding as of December 31, 2003, that amortizes over five years, matures on October 16, 2005 and requires that we make annual principal repayments ranging from zero in the first year to $12.3 million in the fifth year;

     - an $85.0 million Term B loan facility, of which $82.6 million was outstanding as of December 31, 2003, that amortizes over six and one-half years, matures on April 16, 2007 and requires that we make annual principal repayments of $0.85 million in each of the first six years with the outstanding balance due on the maturity date;

     - a $70.0 million Term C loan facility, of which $69.7 million was outstanding as of December 31, 2003, that amortizes over three and one-half years, matures on April 16, 2007 and requires that we make annual principal repayments of $0.7 million in each of the first three years with the outstanding balance due on the maturity date; and

     - a $55.0 million revolving credit facility, of which $4.0 million was outstanding as of December 31, 2003, that may be borrowed, repaid and reborrowed from time to time and matures on October 16, 2005. Our credit facility provides that we may request the issuance of letters of credit. Outstanding letters of credit reduce the available amount that we may borrow under our revolving credit facility. As of December 31, 2003, approximately $4.7 million in letters of credit had been issued under our credit facility to guarantee payment of claims for commercial insurance purposes. These letters of credit are issued for a period of one year, with automatic one year extensions. Partial drawings against each letter of credit are permitted.

     At our option, amounts borrowed under the credit facility bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus, in each case, an applicable margin. The applicable margin (1) ranges from 1.75% to 3.00% in the case of a LIBOR based loan under the revolving loan facility or the Term A loan facility, (2) is equal to 3.25% in the case of a LIBOR based loan under the Term B loan facility and (3) is equal to 3.00% in the case of a LIBOR based loan under the Term C loan facility. For alternate base rate loans, the applicable margin (1) ranges from 0.75% to 2.00% under the revolving loan facility and the Term A loan facility, (2) is equal to 2.25% under the Term B loan facility and (3) is equal to 2.00% under the Term C loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio.

     Our credit facility is secured by a lien on substantially all of our property and assets, a pledge of all of the capital stock of our material domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our foreign subsidiaries. In addition, our credit facility is guaranteed by all of our material domestic subsidiaries. The credit facility requires, among other things, that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, the amount of future investments and our ability to pay dividends. As of December 31, 2003, we were in compliance with these restrictive covenants. As of December 31, 2003 and 2002, respectively, we had outstanding borrowings under our credit facility of $173.2 million and $142.8 million, respectively, of which $4.0 million and $32.4 million, respectively, were outstanding under the revolving credit facility.

     In connection with the CTS acquisition in May 2001, we issued $4.5 million in 9% convertible subordinated notes to eight individuals as partial consideration for the acquisition of CTS. The notes were paid in full in January 2004.

  Future capital requirements

     We anticipate that acquisitions of complementary companies, assets and product lines will continue to play an important role in our business strategy. While there are currently no unannounced agreements or ongoing negotiations for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time. Likewise, we will continue to need to make capital expenditures for tools and equipment and to make research and development expenditures to maintain and improve the quality of our products and services. We currently estimate that we will make capital expenditures of approximately $50 to $55 million in 2004 and will make research and development expenditures of approximately $12 to $14 million in 2004.

     We believe that our internally generated cash flow, combined with access to our credit facility will be sufficient to meet the liquidity requirements necessary to fund our operations, capital expenditure requirements, research and development and debt service requirements for at least the next 12 months. However, our ability to maintain our credit facility and the sufficiency of our internally generated cash flow can be impacted by economic conditions outside of our control.

     The continuation of our acquisition strategy will require substantial capital. We currently intend to finance future acquisitions through issuances of our equity or debt securities and through borrowings under our credit facility. Using debt to complete acquisitions could substantially limit our operational and financial flexibility and using stock could dilute the ownership interests of our existing shareholders. The extent to which we will be able or are willing to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment. If we are unable to obtain additional capital on acceptable terms, we may be unable to grow through acquisitions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We have not entered into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense by approximately $1.8 million for the year ended December 31, 2003 and $1.5 million for the year ended December 31, 2002.

     Foreign Currency Exchange Risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently do not hedge against foreign currency translation risks and we believe that foreign currency exchange risk is unlikely to be significant to our operations.

     Stock Price Volatility. Our ability to raise capital at a reasonable cost of capital is, in part, affected by the market price of our stock. The market price of our stock may be influenced by many factors including variations in our earnings, variations in oil and natural gas prices, the level of exploration, development and production activity of, and the corresponding capital spending by, our customers, investor perceptions of us and other oilfield service companies and the liquidity of the market for our common stock.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the notes thereto and our independent accountants' reports thereon appear on pages F-1 through F-26 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported on Form 8-K, filed with the Commission on April 17, 2002, on April 12, 2002 we terminated Arthur Andersen LLP as our independent public accountants and engaged PricewaterhouseCoopers LLP as our independent public accountants.

ITEM 9A.  CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

     (b) Internal Control over Financial Reporting. During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

     Information required by this item is hereby incorporated by reference to the section entitled "Directors and Executive Officers" in our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is hereby incorporated by reference to the sections entitled "Director Compensation" and "Executive Compensation" of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this item is hereby incorporated by reference to the section entitled "Principal Shareholders" of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2003 and under the heading "Equity Compensation Plans" in Item 5 of this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is hereby incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item is hereby incorporated by reference to the section entitled "Audit Committee Report" of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2003.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1 and 2) Financial Statements and Financial Statement Schedules. Our consolidated financial statements, together with the notes thereto and our independent accountants' reports thereon appear on pages F-1 through F-27 of this Annual Report on Form 10-K. An index to such financial statements appears on page F-1, and such index is incorporated herein by reference. All schedules not filed herewith for which provision is made under SEC Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to our consolidated financial statements.

     (3) Index of Exhibits

     See Index of Exhibits, which index is incorporated herein by reference, for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

     (b) Reports on Form 8-K.

     On October 28, 2003, we filed a Current Report on Form 8-K pursuant to which we updated our earnings estimate for the quarter ended September 30, 2003.

     On October 30, 2003, we filed a Current Report on Form 8-K pursuant to which we furnished our earnings information for the quarter ended September 30, 2003.

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

                                          W-H ENERGY SERVICES, INC.

                                          By:   /s/ KENNETH T. WHITE, JR.
                                            ------------------------------------
                                                   Kenneth T. White, Jr.
                                               Chairman, President and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 2004.

              SIGNATURE
              ---------

      /s/ KENNETH T. WHITE, JR.                   Chairman of the Board, President
--------------------------------------              and Chief Executive Officer
        Kenneth T. White, Jr.                      (Principal Executive Officer)


        /s/ JEFFREY L. TEPERA                Vice President and Chief Financial Officer
--------------------------------------             (Principal Financial Officer)
          Jeffrey L. Tepera


      /s/ ERNESTO BAUTISTA, III               Vice President and Corporate Controller
--------------------------------------             (Principal Accounting Officer)
        Ernesto Bautista, III


       /s/ JONATHAN F. BOUCHER                                Director
--------------------------------------
         Jonathan F. Boucher


          /s/ JOHN R. BROCK                                   Director
--------------------------------------
            John R. Brock


        /s/ CHRISTOPHER MILLS                                 Director
--------------------------------------
          Christopher Mills


         /s/ MILTON L. SCOTT                                  Director
--------------------------------------
           Milton L. Scott


          /s/ J. JACK WATSON                                  Director
--------------------------------------
            J. Jack Watson


      /s/ ROBERT H. WHILDEN, JR.                              Director
--------------------------------------
        Robert H. Whilden, Jr.

                           W-H ENERGY SERVICES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................  F-1
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................  F-3
Consolidated Statements of Operations and Comprehensive
  Income for the Years Ended December 31, 2003, 2002 and
  2001......................................................  F-4
Consolidated Statements of Shareholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of W-H Energy Services, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of W-H Energy Services, Inc. and its subsidiaries (the Company) at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The Company's consolidated financial statements for the year ended December 31, 2001, prior to the revision described in Note 5 of the consolidated financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

     In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and as discussed in Notes 2 and 5 of the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

     As discussed above, the Company's consolidated financial statements for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 5, those financial statements have been revised to include the transitional disclosures required by SFAS No. 142. We audited the transitional disclosures for 2001 included in Note 5. In our opinion, the transitional disclosures for 2001 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

PricewaterhouseCoopers LLP

Houston, Texas
March 10, 2004

THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K) INTO ANY OF THE COMPANY'S REGISTRATION STATEMENTS.

THE COMPANY HAS REVISED NOTE 5 TO ITS FINANCIAL STATEMENTS (AS DISCUSSED THEREIN) FOR THE YEAR ENDED DECEMBER 31, 2001 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND INTANGIBLE ASSETS. THE ANDERSEN REPORT DOES NOT EXTEND TO ANY OF THESE CHANGES. THE REVISIONS TO THE 2001 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

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

ARTHUR ANDERSEN LLP

Houston, Texas
February 1, 2002

---------------

* The Company's consolidated balance sheets as of December 31, 2001 and December 31, 2000 and the consolidated statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for the years ended December 31, 2000 and December 31, 1999 are not included in this Form 10-K.

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Current Assets:
  Cash and cash equivalents.................................  $ 12,214   $  9,386
  Accounts receivable, net of allowance of $5,175 and
     $6,375, respectively...................................    87,579     75,793
  Inventories...............................................    39,727     39,206
  Deferred income taxes.....................................     7,025      9,309
  Prepaid expenses and other................................     6,056      2,515
                                                              --------   --------
     Total current assets...................................   152,601    136,209
Property and equipment, net.................................   221,884    193,272
Goodwill and other intangibles, net.........................   116,876    102,533
Other assets, net...........................................     9,964      9,048
                                                              --------   --------
       Total assets.........................................  $501,325   $441,062
                                                              ========   ========
Current Liabilities:
  Accrued liabilities.......................................  $ 28,413   $ 23,353
  Accounts payable..........................................    16,714     22,896
  Current maturities of long-term debt......................    10,763     14,300
  Notes payable.............................................        --      1,750
                                                              --------   --------
     Total current liabilities..............................    55,890     62,299
Long-term debt, net of current maturities...................   166,962    133,005
Deferred income taxes.......................................    28,161     21,856
Other long-term obligations.................................     2,852      2,373
Commitments and Contingencies (Note 7)
Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................        --         --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized 27,400,878 and 27,015,847 shares issued and
     outstanding, respectively..............................         3          3
  Additional paid-in capital................................   211,683    208,646
  Deferred compensation.....................................        --       (387)
  Other comprehensive income................................     6,667      3,421
  Retained earnings.........................................    29,107      9,846
                                                              --------   --------
     Total shareholders' equity.............................   247,460    221,529
                                                              --------   --------
       Total liabilities and shareholders' equity...........  $501,325   $441,062
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2003          2002          2001
                                                        -----------   -----------   -----------
Revenues..............................................  $   398,349   $   313,414   $   359,138
Costs and expenses:
  Cost of revenues....................................      228,111       172,922       186,452
  Selling, general and administrative.................       79,472        64,438        61,872
  Research and development expenses...................       11,241         9,954         7,923
  Depreciation and amortization.......................       40,101        32,620        26,730
                                                        -----------   -----------   -----------
       Total costs and expenses.......................      358,925       279,934       282,977
                                                        -----------   -----------   -----------
       Income from operations.........................       39,424        33,480        76,161
Other expense:
  Interest expense, net...............................        8,087         6,551         7,547
  Other expense, net..................................           19           466           151
                                                        -----------   -----------   -----------
       Income before income taxes.....................       31,318        26,463        68,463
  Provision for income taxes..........................       12,057        10,188        27,043
                                                        -----------   -----------   -----------
       Net income.....................................  $    19,261   $    16,275   $    41,420
                                                        ===========   ===========   ===========
Comprehensive income:
  Net income..........................................  $    19,261   $    16,275   $    41,420
  Foreign currency translation adjustment.............        3,246         4,171           288
  Unrealized gains on marketable securities...........           --            --           218
                                                        -----------   -----------   -----------
  Comprehensive income................................  $    22,507   $    20,446   $    41,926
                                                        ===========   ===========   ===========
Earnings per share:
  Basic
       Net income per share...........................  $      0.71   $      0.62   $      1.71
                                                        ===========   ===========   ===========
  Diluted
       Net income per share...........................  $      0.69   $      0.59   $      1.55
                                                        ===========   ===========   ===========
Number of shares used in calculation of earnings per
  share:
  Basic...............................................   27,189,530    26,360,110    24,207,712
  Diluted.............................................   27,942,202    27,371,029    26,651,756

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                               COMMON STOCK                                                   NOTE
                              --------------   ADDITIONAL                      OTHER       RECEIVABLE    RETAINED
                                        PAR     PAID-IN       DEFERRED     COMPREHENSIVE      FROM       EARNINGS
                              SHARES   VALUE    CAPITAL     COMPENSATION      INCOME       SHAREHOLDER   (DEFICIT)    TOTAL
                              ------   -----   ----------   ------------   -------------   -----------   ---------   --------
Balance, December 31,
  2000......................  22,273    $2      $162,662      $(1,195)        $(1,038)        $(45)      $(47,849)   $112,537
Payment on note receivable
  for common stock..........      --    --            --           --              --           45             --          45
Amortization of deferred
  compensation..............      --    --            --          404              --           --             --         404
Foreign currency translation
  adjustment................      --    --            --           --             288           --             --         288
Issuance of common stock --
  warrant conversion........   1,926     1         4,268           --              --           --             --       4,269
Issuance of common stock --
  stock option exercises....     302    --           965           --              --           --             --         965
Issuance of common stock --
  acquisition of Coil Tubing
  Services..................     372    --        10,053           --              --           --             --      10,053
Issuance of common stock --
  equity offering, net of
  offering costs............     900    --        19,862           --              --           --             --      19,862
Unrealized gains on
  marketable securities.....      --    --            --           --             218           --             --         218
Net income..................      --    --            --           --              --           --         41,420      41,420
                              ------    --      --------      -------         -------         ----       --------    --------
Balance, December 31,
  2001......................  25,773     3       197,810         (791)           (532)          --         (6,429)    190,061
Amortization of deferred
  compensation..............      --    --            --          404              --           --             --         404
Foreign currency translation
  adjustment................      --    --            --           --           4,171           --             --       4,171
Issuance of common stock --
  warrant conversion........     649    --           331           --              --           --             --         331
Issuance of common stock --
  stock option exercises....     174    --           699           --              --           --             --         699
Issuance of common stock --
  acquisitions..............     420    --         6,789           --              --           --             --       6,789
Tax benefit from employee
  stock option plan.........      --    --         3,017           --              --           --             --       3,017
Realized gains on marketable
  securities................      --    --            --           --            (218)          --             --        (218)
Net income..................      --    --            --           --              --           --         16,275      16,275
                              ------    --      --------      -------         -------         ----       --------    --------
Balance, December 31,
  2002......................  27,016     3       208,646         (387)          3,421           --          9,846     221,529
Amortization of deferred
  compensation..............      --    --            --          387              --           --             --         387
Foreign currency translation
  adjustment................      --    --            --           --           3,246           --             --       3,246
Issuance of common stock --
  warrant conversion........     184    --            --           --              --           --             --          --
Issuance of common stock --
  severance agreement.......       3    --            61           --              --           --             --          61
Issuance of common stock --
  stock option exercises....      88    --           512           --              --           --             --         512
Issuance of common stock --
  acquisitions..............     110    --         1,518           --              --           --             --       1,518
Tax benefit from employee
  stock option plan.........      --    --           946           --              --           --             --         946
Net income..................      --    --            --           --              --           --         19,261      19,261
                              ------    --      --------      -------         -------         ----       --------    --------
Balance, December 31,
  2003......................  27,401    $3      $211,683      $    --         $ 6,667         $ --       $ 29,107    $247,460
                              ======    ==      ========      =======         =======         ====       ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2003        2002        2001
                                                              ----------   ---------   ---------
Cash Flows from Operating Activities:
  Net income................................................  $  19,261    $ 16,275    $ 41,420
  Adjustments to reconcile net income to cash provided by
     operating activities --
     Depreciation and amortization..........................     40,101      32,620      26,730
     Gain on sale of assets.................................     (7,667)    (10,665)    (15,637)
     Deferred tax provision.................................      8,589       1,760      10,999
     Amortization of deferred compensation..................        387         404         404
     Non-cash interest expense..............................      1,134         820         654
     Tax benefit from employee stock option plan............        946       3,017          --
     Change in operating assets and liabilities, excluding
       effects of acquisitions --
       Increase in accounts receivable, net.................    (11,289)     (2,803)    (11,676)
       Increase in inventories..............................       (537)     (4,297)    (15,436)
       (Increase) decrease in prepaid expenses and other....     (3,535)      2,331      (2,987)
       (Increase) decrease in other assets, net.............       (787)       (941)     (2,920)
       (Decrease) increase in accounts payable and accrued
          liabilities.......................................     (5,520)     (9,266)     19,716
                                                              ---------    --------    --------
          Net cash provided by operating activities.........     41,083      29,255      51,267
                                                              ---------    --------    --------
Cash Flows from Investing Activities:
  Acquisition of businesses, net of cash acquired of $1,205
     and $601...............................................    (11,903)    (25,669)    (33,146)
  Additions to property and equipment.......................    (68,795)    (69,447)    (69,268)
  Proceeds from sale of marketable securities...............         --      12,772          --
  Increase in marketable securities.........................         --          --     (12,772)
  Proceeds from sale of property and equipment..............     12,465      14,840      19,324
                                                              ---------    --------    --------
          Net cash used in investing activities.............    (68,233)    (67,504)    (95,862)
                                                              ---------    --------    --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................    135,689      54,781      51,236
  Payments on debt..........................................   (107,017)    (30,439)    (15,423)
  Debt issuance costs.......................................     (1,939)         --          --
  Proceeds from the issuance of common stock, net of
     offering costs.........................................         --          --      19,862
  Proceeds from conversion of stock purchase warrants.......         --         331       4,269
  Proceeds from exercise of stock options...................        512         699         965
                                                              ---------    --------    --------
          Net cash provided by financing activities.........     27,245      25,372      60,909
                                                              ---------    --------    --------
Effect of exchange rate changes on cash.....................      2,733       2,285         288
                                                              ---------    --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents........      2,828     (10,592)     16,602
Cash and Cash Equivalents, beginning of period..............      9,386      19,978       3,376
                                                              ---------    --------    --------
Cash and Cash Equivalents, end of period....................  $  12,214    $  9,386    $ 19,978
                                                              =========    ========    ========
Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period...........................  $   6,954    $  5,870    $  7,412
                                                              =========    ========    ========
  Income taxes paid during the period.......................  $     213    $  2,545    $ 12,791
                                                              =========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS ORGANIZATION

  DESCRIPTION OF COMPANY

     W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, "W-H") is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. W-H has the following three primary lines of business: (i) drilling related products and services, which include logging-while-drilling, measurement-while-drilling, directional drilling, rental tools (including drill pipe), down-hole drilling motors and drilling fluids;
(ii) completion and workover related products and services, which include cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment, polymers and specialty chemicals, rental tools (including tubing) and coiled tubing; and (iii) maintenance and safety related products and services, which include waste management and safety equipment and services.

     W-H's business depends in large part on the conditions of the oil and natural gas industry and specifically on the capital investment of W-H's customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Changes in prices could have a material effect on W-H's results of operations and financial condition, particularly with respect to its drilling related products and services segment. Demand for W-H's drilling related products and services is directly affected by the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Demand for W-H's completion and workover related products and services depends more on oil and natural gas production activity, which is less immediately affected by changes in oil and natural gas prices. Demand for W-H's maintenance and safety related products and services is affected by the rate of plant overhauls and maintenance turnarounds as well as the overall health of the refining and petrochemical industries and, to a lesser extent, by the level of oil and gas exploration, development and production activity. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond W-H's control. Any prolonged reduction in oil and natural gas prices may depress the level of exploration, development and production activity. Lower levels of activity result in a corresponding decline in the demand for W-H's drilling related products and services which could have a material adverse effect on its revenues and profitability. However, since W-H's completion and workover related products and services are less commodity price sensitive than its drilling related products and services, they continue to provide stability during prolonged downturns in drilling activity. Other risk factors include, but are not limited to, competition, risks relating to W-H's acquisition strategy, risks relating to acquisition financing and reliance on key personnel.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION AND PRESENTATION

     The accompanying consolidated financial statements include the accounts of W-H and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

  CASH AND CASH EQUIVALENTS

     W-H considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                           W-H ENERGY SERVICES, INC.

  ACCOUNTS RECEIVABLE

     Accounts receivable have a concentration of credit risk in the oil and natural gas industry. W-H performs continuing credit evaluations of its customers and generally does not require collateral. W-H regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts.

  INVENTORIES

     Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories consist primarily of equipment, parts, raw materials and supplies.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized while minor replacements, maintenance and repairs, which do not improve or extend the life of such assets, are charged to operations as the services are provided. Disposals are removed at cost, less accumulated depreciation, and any resulting gain or loss is reflected in the accompanying consolidated statements of operations and comprehensive income. Proceeds from customers for the cost of oilfield rental equipment that is involuntarily damaged or lost down-hole are reflected as revenues, with the resulting carrying value of the related equipment charged to cost of revenues.

     Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. The useful lives of the major classes of property and equipment are as follows:

                                                               LIFE IN
                                                                YEARS
                                                               -------
Rental equipment............................................    2-10
Machinery and equipment.....................................    5-10
Automobiles and trucks......................................       5
Office equipment, furniture and fixtures....................     3-7
Buildings and leasehold improvements........................    5-39

  REALIZATION OF LONG-LIVED ASSETS

     Effective January 1, 2002, W-H adopted Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under SFAS No. 144, W-H evaluates the recoverability of assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 2003, 2002 or 2001.

  GOODWILL AND OTHER INTANGIBLES

     Goodwill represents the excess of the aggregate price paid by W-H in acquisitions accounted for as purchases over the fair market value of the tangible and identifiable intangible net assets acquired. Prior to January 1, 2002, goodwill and other intangible assets were amortized on a straight-line basis over their estimated useful lives of 2 to 25 years. Effective January 1, 2002, W-H adopted SFAS No. 142, "Goodwill and

                           W-H ENERGY SERVICES, INC.

Other Intangible Assets" and accordingly, discontinued amortizing goodwill (Note
5). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives.

  REVENUE RECOGNITION

     W-H provides rental equipment and services to its customers on a day rate basis and recognizes the related revenue on a per-day basis as the work progresses. W-H also provides products to customers and recognizes the related revenue as items are shipped from its facilities. Proceeds from customers for the cost of oilfield rental equipment that is involuntarily damaged or lost down-hole are reflected as revenues.

  COST OF REVENUES

     The primary components of cost of revenues are those salaries, expendable supplies, repairs and maintenance, costs of products sold and general operational costs that are directly associated with the services W-H performed for or products sold by W-H to its customers.

  RESEARCH AND DEVELOPMENT

     Research and development costs primarily represent salaries of research personnel and their related expenditures. Such activities are expensed when incurred. For the years ended December 31, 2003, 2002 and 2001, research and development costs were $11.2 million, $10.0 million and $7.9 million, respectively.

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

     With the exception of the operating leases on real property and automobile leases discussed in Note 7 of the consolidated financial statements, W-H has no off-balance sheet debt or other off-balance sheet financing arrangements. W-H has not entered into derivative or other financial instruments for trading or speculative purposes.

  ACCOUNTING FOR STOCK-BASED COMPENSATION

     W-H accounts for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related interpretations. Under APB No. 25, no stock-based employee costs are reflected in net income, as all options

                           W-H ENERGY SERVICES, INC.

granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if W-H had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                           2003      2002      2001
                                                          -------   -------   -------
Net income, as reported.................................  $19,261   $16,275   $41,420
Add: Total stock-based employee compensation expense
  included in reported net income, net of related tax
  effect................................................      239       249       249
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effect.....................   (2,731)   (2,724)   (3,106)
                                                          -------   -------   -------
Pro forma net income....................................  $16,769   $13,800   $38,563
                                                          =======   =======   =======
Earnings per share:
  Basic, as reported....................................  $  0.71   $  0.62   $  1.71
  Diluted, as reported..................................  $  0.69   $  0.59   $  1.55
  Basic, pro forma......................................  $  0.62   $  0.52   $  1.59
  Diluted, pro forma....................................  $  0.60   $  0.50   $  1.45
Weighted-average fair value per share of options
  granted...............................................  $ 18.55   $ 19.64   $ 21.49

     The fair value of each option was estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used for the historical option grants in the years ended December 31, 2003, 2002 and 2001: risk-free interest rates of between 3.8%-5.0%; dividend rates of zero; expected lives of between 6.6 and 8.6 years and expected volatilities of 54.5%-65.9%. The 3,633,458 options outstanding as of December 31, 2003 have a remaining weighted average contractual life of 7.3 years.

     The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including expected stock price volatility. W-H's stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate.

  FOREIGN CURRENCY TRANSLATIONS

     The operations of foreign locations were translated into U.S. dollars based on the current exchange rates at the respective balance sheet dates and the weighted-average rates during each year for the statements of operations and comprehensive income. The translation adjustments were a gain of $3.2 million, $4.2 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, and are reflected as foreign currency translation adjustments in the consolidated statements of operations and comprehensive income for the years ended December 31, 2003, 2002 and 2001.

  EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of the assumed exercise of stock options, warrants and other convertible instruments. For the years ended December 31, 2003, 2002 and 2001, additional shares resulting from the assumed exercise of outstanding options and warrants of 752,672, 1,010,919 and 1,715,935, respectively, were added to the denominator because the inclusion of such shares would be dilutive. For the

                           W-H ENERGY SERVICES, INC.

years ended December 31, 2003, 2002 and 2001, additional shares resulting from the assumed exercise of outstanding options and warrants of 1,495,925, 912,337 and 787,400, respectively, were excluded from the computation of diluted earnings per share, because the inclusion of such shares would be antidilutive.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, or variable-interest entities ("VIEs"). FIN 46 originally became effective for public entities with VIEs created before February 1, 2003, at the beginning of the first interim or annual reporting period starting after June 15, 2003. In December 2003, the FASB issued FIN 46-R, which amended FIN 46 to extend its effective date until the first quarter of 2004 for all types of entities except special purpose entities. In addition, FIN 46-R also limited the scope of FIN 46 to exclude certain joint ventures or other entities that meet the characteristics of businesses. Upon the applicable effective date, FIN 46 will become the guidance that determines whether consolidation is required and whether the variable-interest accounting model must be used to account for existing and new entities. As W-H does not maintain any VIEs, it does not believe that the adoption of FIN 46 will have an impact on its consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures, in its statement of financial position, certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for such financial instruments, except for those that apply to mandatorily redeemable non-controlling interests, entered into or modified after May 31, 2003, and otherwise was effective for such financial instruments, except for those that apply to mandatorily redeemable non-controlling interests, at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on W-H's financial position, results of operations or cash flows for the year ended December 31, 2003.

3.  ACQUISITIONS

     During the fourth quarter of 2003, W-H made the following acquisitions:

  DUTCH, INC.

     In December 2003, W-H acquired Dutch, Inc. ("Dutch"). Dutch provides rental tools to drilling, completion and production businesses through its sole location in Broussard, Louisiana. W-H acquired Dutch for consideration consisting of $9.2 million in cash, of which $1.85 million will be held in escrow for a period of two years to satisfy any indemnification claims of W-H.

  CONTINENTAL DIRECTIONAL CORPORATION

     In November 2003, W-H acquired Continental Directional Corporation ("Continental"). Continental, headquartered in Nisku, Alberta, provides directional drilling services in Western Canada, a market that W-H's directional drilling business did not previously serve. Consideration for this acquisition was approximately $3.1 million in cash and a short-term payable and 51,016 shares of W-H common stock, of which 25,513 shares will be held in escrow for a period of eighteen months to satisfy any indemnification claims of W-H.

                           W-H ENERGY SERVICES, INC.

  HYDRACOIL, INC.

     In November 2003, W-H acquired HydraCoil, Inc. ("HydraCoil"). The acquisition of HydraCoil extends the geographic reach of W-H's cased-hole logging and perforating services into the North Texas market. Consideration for this acquisition was approximately $3.0 million in cash and 58,823 shares of W-H common stock, of which 44,118 shares will be held in escrow for a period of between two and three years to satisfy any indemnification claims of W-H.

     The aggregate purchase price and estimated aggregate fair market value of the net assets acquired with the businesses acquired in 2003 are as follows (in thousands):

Purchase price:
  Cash paid to former owners................................  $13,108
  Common stock..............................................    1,518
  Payable to former owners..................................    2,711
  Acquisition costs.........................................      583
                                                              -------
     Total purchase price...................................  $17,920
                                                              =======
Net assets acquired:
  Current assets............................................  $ 2,996
  Property and equipment....................................    3,101
  Goodwill..................................................   13,441
  Other intangibles.........................................      961
  Current liabilities.......................................   (2,579)
                                                              -------
     Net assets acquired....................................  $17,920
                                                              =======

     Unaudited proforma consolidated financial information for these acquisitions has not been included as the results were not material to current operations.

     During 2002, W-H made the following acquisitions:

  E. M. HOBBS, L.P.

     In November 2002, W-H acquired E. M. Hobbs, L.P. ("Hobbs"). Hobbs provides cased-hole wireline services in the southwest region of Texas. W-H acquired Hobbs for consideration consisting of $5.0 million in cash and 112,126 shares of W-H common stock, of which 39,461 shares will be held in escrow for a period of two years to satisfy any indemnification claims of W-H.

  BOYD'S BIT SERVICE, INC.

     In August 2002, W-H completed the acquisition of Boyd's Bit Service, Inc. ("Boyd's"). Boyd's provides wireline rental equipment through its four facilities in Lake Charles and New Iberia, Louisiana and Pearland and Alice, Texas. Consideration for this acquisition was approximately $14.6 million in cash and 279,287 shares of W-H common stock, of which 122,887 shares will be held in escrow for a period of two years to satisfy any indemnification claims of W-H.

  U.S. CLAY, L.P.

     In April 2002, W-H completed the acquisition of U.S. Clay, L.P. ("U.S. Clay"). U.S. Clay was formed to mine and market a sodium bentonite discovery in West Texas. Sodium bentonite is a basic component of drilling fluids used in the drilling of oil and natural gas wells. Consideration for this acquisition was

                           W-H ENERGY SERVICES, INC.

approximately $5.0 million in cash, of which $600,000 is held in escrow for a period of two years to satisfy any indemnification claims of W-H, and $1.7 million in the form of promissory notes payable.

  3D STABILISERS LTD.

     In January 2002, W-H acquired 3D Stabilisers Ltd. ("3D Stabilisers"). 3D Stabilisers developed a patented 3D rotary steerable system for use in directional drilling. The technology developed by 3D Stabilisers was not fully commercialized and has served as a complement to the technology base at PathFinder Energy Services. Consideration for this acquisition was approximately $0.5 million in cash and 28,798 shares of W-H common stock.

     The aggregate purchase price and estimated aggregate fair market value of the net assets acquired with the businesses acquired in 2002 are as follows (in thousands):

Purchase price:
  Cash paid to former owners................................  $22,361
  Common stock..............................................    6,790
  Payable to former owners..................................    4,465
  Acquisition costs.........................................    1,395
                                                              -------
     Total purchase price...................................  $35,011
                                                              =======
Net assets acquired:
  Current assets............................................  $ 1,460
  Property and equipment....................................    6,717
  Goodwill..................................................   20,584
  Mineral leases............................................    5,943
  Other intangibles.........................................    2,255
  Current liabilities.......................................   (1,948)
                                                              -------
     Net assets acquired....................................  $35,011
                                                              =======

     Unaudited proforma consolidated financial information for these acquisitions has not been included as the results were not material to current operations.

     During 2001, W-H made the following acquisition:

  COIL TUBING SERVICES, L.L.C.

     On May 31, 2001, W-H acquired Louisiana-based Coil Tubing Services, L.L.C. ("CTS"). CTS provides coiled tubing services for oil and natural gas wells located on land, in the inland waterways and offshore through its facilities in Broussard, Louisiana and Pearland and Alice, Texas. W-H acquired CTS for $41.8 million in cash, common stock and convertible subordinated notes and assumed approximately $5.9 million in liabilities.

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

                           W-H ENERGY SERVICES, INC.

     The purchase price and estimated fair market value of the net assets acquired in connection with the CTS acquisition are as follows (in thousands):

Purchase price:
  Cash paid.................................................  $26,596
  Convertible subordinated notes............................    4,500
  Common stock..............................................   10,053
  Payable to former owners..................................    5,897
  Acquisition costs.........................................      600
                                                              -------
     Total purchase price...................................  $47,646
                                                              =======
Net assets acquired:
  Current assets............................................  $   750
  Property and equipment....................................    7,509
  Goodwill and other intangibles............................   40,340
  Current liabilities.......................................     (953)
                                                              -------
     Net assets acquired....................................  $47,646
                                                              =======

     The following unaudited pro forma consolidated financial information presents consolidated results of operations as if W-H had acquired CTS on January 1, 2001 (in thousands, except per share amounts):

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2001
                                                              -----------------
Revenues....................................................      $369,682
Net Income..................................................      $ 43,171
Earnings Per Share:
  Basic.....................................................      $   1.78
  Diluted...................................................      $   1.62

     The unaudited pro forma consolidated financial information does not purport to represent what W-H's results of operations actually would have been had the acquisition of CTS occurred on the date indicated nor are they intended to project W-H's results of operations for any future period or date.

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Activity in W-H's allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001, consists of the following (in thousands):

                                                                  DECEMBER 31,
                                                            -------------------------
                                                             2003      2002     2001
                                                            -------   ------   ------
Balance, beginning of year................................  $ 6,375   $5,792   $3,425
  Deductions for uncollectible receivables written off....   (1,453)    (960)    (622)
  Additions charged to expense............................      253    1,543    2,989
                                                            -------   ------   ------
Balance, end of year......................................  $ 5,175   $6,375   $5,792
                                                            =======   ======   ======

                           W-H ENERGY SERVICES, INC.

     The components of inventories as of December 31, 2003 and 2002 are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Finished goods..............................................  $32,230   $31,921
Work-in-process.............................................    1,963     2,398
Raw materials and supplies..................................    5,534     4,887
                                                              -------   -------
  Inventories...............................................  $39,727   $39,206
                                                              =======   =======

     Net property and equipment as of December 31, 2003 and 2002, consists of the following (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
Rental equipment............................................  $ 278,621   $ 235,525
Machinery and equipment.....................................     31,075      21,293
Automobiles and trucks......................................     17,977      14,375
Office equipment, furniture and fixtures....................      8,192       7,178
Building and leasehold improvements.........................     19,559      17,014
                                                              ---------   ---------
  Total.....................................................    355,424     295,385
Less -- accumulated depreciation............................   (133,540)   (102,113)
                                                              ---------   ---------
  Property and equipment, net...............................  $ 221,884   $ 193,272
                                                              =========   =========

     Depreciation expense charged to operations totaled approximately $39.2 million, $32.0 million and $23.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Goodwill and other intangibles as of December 31, 2003 and 2002, consist of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------   LIFE IN
                                                            2003       2002      YEARS
                                                          --------   --------   -------
Goodwill................................................  $119,798   $105,949       --
License agreements......................................     6,190      5,382    12-17
Non-compete agreements..................................     2,768      2,340      2-5
                                                          --------   --------
  Total.................................................   128,756    113,671
Less -- accumulated amortization........................   (11,880)   (11,138)
                                                          --------   --------
  Goodwill and other intangibles, net...................  $116,876   $102,533
                                                          ========   ========

     Amortization expense charged to operations totaled approximately $0.9 million, $0.7 million and $3.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Estimated aggregate amortization of intangible assets (in thousands) for the next 5 years is as follows:

                                                    2004    2005    2006    2007   2008
                                                    -----   -----   -----   ----   ----
Amortization......................................  1,279   1,274   1,157   975    361

                           W-H ENERGY SERVICES, INC.

     Accrued liabilities as of December 31, 2003 and 2002, consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Accrued compensation and benefits...........................  $10,091   $ 7,741
Accrued maintenance.........................................    1,829     1,674
Accrued taxes...............................................    4,425     4,916
Accrued insurance...........................................    1,371       883
Accrued professional fees...................................      760     1,219
Other accrued liabilities...................................    9,937     6,920
                                                              -------   -------
  Accrued liabilities.......................................  $28,413   $23,353
                                                              =======   =======

5.  GOODWILL:

     Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if indicators arise) for impairment. According to SFAS No. 142, companies are required to identify their reporting units and determine the aggregate carrying values and fair values of all such reporting units. To the extent the carrying value of a reporting unit exceeds its relative fair value, a second step of the SFAS No. 142 impairment test is required. This second step requires the comparison of the implied fair value of the reporting unit goodwill to its related carrying value, both of which must be measured by the company at the same point in time each year. Any initial loss resulting from a goodwill impairment test must be recorded as a change in accounting principle. W-H performed the required assessments in accordance with SFAS No. 142 for the year ended December 31, 2003, which resulted in W-H recording no goodwill impairment expense.

     The changes in the carrying amount of goodwill for each of W-H's reportable business segments for the years ended December 31, 2002 and 2003 were as follows (in thousands):

                                                             MAINTENANCE
                                     DRILLING   COMPLETION   AND SAFETY    OTHER    TOTAL
                                     --------   ----------   -----------   -----   --------
Balances as of January 1, 2002.....  $33,764     $51,459        $  --      $142    $ 85,365
Goodwill acquired during the
  period...........................       --      20,584           --        --      20,584
                                     -------     -------        -----      ----    --------
Balances as of December 31, 2002...   33,764      72,043           --       142     105,949
Goodwill acquired during the
  period...........................   10,234       3,207           --        --      13,441
Goodwill adjusted for prior year
  acquisitions.....................       --         409           --        --         409
                                     -------     -------        -----      ----    --------
Balances as of December 31, 2003...  $43,998     $75,659        $  --      $142    $119,799
                                     =======     =======        =====      ====    ========

                           W-H ENERGY SERVICES, INC.

     The following table shows what W-H's net income and earnings per share ("EPS") would have been in 2001, if goodwill had not been amortized during that period, compared to the net income and EPS W-H recorded for 2003 and 2002 (in thousands, except per share data):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
Reported net income.....................................  $19,261   $16,275   $41,420
  Add back: Goodwill amortization.......................       --        --     1,849
                                                          -------   -------   -------
Adjusted net income.....................................  $19,261   $16,275   $43,269
                                                          =======   =======   =======
Basic EPS:
  Reported net income...................................  $  0.71   $  0.62   $  1.71
  Goodwill amortization.................................       --        --      0.08
                                                          -------   -------   -------
  Adjusted net income...................................  $  0.71   $  0.62   $  1.79
                                                          =======   =======   =======
Diluted EPS:
  Reported net income...................................  $  0.69   $  0.59   $  1.55
  Goodwill amortization.................................       --        --      0.07
                                                          -------   -------   -------
  Adjusted net income...................................  $  0.69   $  0.59   $  1.62
                                                          =======   =======   =======

                           W-H ENERGY SERVICES, INC.

6.  DEBT:

     Long-term debt as of December 31, 2003 and 2002 consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
CREDIT FACILITY:
Term A loan facility to financial institutions bearing
  interest at LIBOR plus 2.25% (3.42% at December 31, 2003), requiring annual principal payments ranging from $0 in the first year to $12.3 million in the fifth year, maturing on
  October 16, 2005..........................................  $ 17,000   $ 32,000
Term B loan facility to financial institutions bearing
  interest at LIBOR plus 3.25% (4.42% at December 31, 2003), requiring annual principal payments of $0.85 million
  through December 31, 2006 and the balance due on the
  maturity date, maturing on April 16, 2007.................    82,575     78,425
Term C loan facility to financial institutions bearing
  interest at LIBOR plus 3.00% (4.17% at December 31, 2003), requiring annual principal payments of $0.7 million
  through December 31, 2006 and the balance due on the
  maturity date, maturing on April 16, 2007.................    69,650         --
Revolving credit facility to financial institutions bearing
  interest at LIBOR plus 2.25% (3.39% at December 31, 2003),
  maturing on October 16, 2005..............................     4,000     32,380
SUBORDINATED DEBT:
Convertible subordinated notes payable to prior owners of
  Coil Tubing Services, L.L.C. .............................     4,500      4,500
  Note payable to prior owners of U.S. Clay.................        --      1,750
                                                              --------   --------
  Total debt................................................   177,725    149,055
Less -- Current maturities of long-term debt................   (10,763)   (16,050)
                                                              --------   --------
Total long-term debt........................................  $166,962   $133,005
                                                              ========   ========

  CREDIT FACILITY

     In the first quarter of 2003, W-H obtained an additional revolving loan commitment of $10.0 million and a supplemental Term B loan of $5.0 million under its credit facility. During the third quarter of 2003, W-H amended its credit facility to, among other things, include a $70.0 million Term C loan facility. The amended and restated credit facility includes the following features:

     - a $40.0 million Term A loan facility, of which $17.0 million was outstanding as of December 31, 2003, that amortizes over five years, matures on October 16, 2005 and requires that W-H makes annual principal repayments ranging from zero in the first year to $12.3 million in the fifth year;

     - an $85.0 million Term B loan facility, of which $82.6 million was outstanding as of December 31, 2003, that amortizes over six and one-half years, matures on April 16, 2007 and requires that W-H makes annual principal repayments of $0.85 million in each of the first six years with the outstanding balance due on the maturity date;

     - a $70.0 million Term C loan facility, of which $69.7 million was outstanding as of December 31, 2003, that amortizes over three and one-half years, matures on April 16, 2007 and requires that W-H makes annual principal repayments of $0.7 million in each of the first three years with the outstanding balance due on the maturity date; and

                           W-H ENERGY SERVICES, INC.

     - a $55.0 million revolving credit facility, of which $4.0 million was outstanding as of December 31, 2003, that may be borrowed, repaid and reborrowed from time to time and will mature on October 16, 2005. Letters of credit also reduce the available amount of our revolving credit facility. These letters of credit have been established to guarantee payment of claims for commercial insurance purposes. They are issued for a period of one year, with automatic one year extensions. Partial drawings against each letter of credit are permitted. As of December 31, 2003, we had approximately $4.7 million set aside for this purpose.

     At W-H's option, amounts borrowed under the credit facility will bear interest at either a variable rate equal to the reserve-adjusted LIBOR or an alternate base rate, plus, in each case, an applicable margin. The applicable margin ranges from (i) 1.75% to 3.00% in the case of a LIBOR based loan under the revolving credit facility or the Term A loan facility, (ii) 3.25% in the case of a LIBOR based loan under the Term B loan facility and (iii) 3.00% in the case of a LIBOR based loan under the Term C loan facility. For alternate base rate loans, the applicable margin ranges from (i) 0.75% to 2.00% under the revolving credit facility and the Term A loan facility, (ii) 2.25% under the Term B loan facility and (iii) 2.00% under the Term C loan facility. The foregoing margins are subject to adjustment based on a debt service coverage ratio and a leverage ratio.

     The credit facility is secured by a lien on substantially all of W-H's property and assets, a pledge of all of the capital stock of W-H's material domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H's foreign subsidiaries. In addition, the credit facility is guaranteed by all of W-H's material domestic subsidiaries. The credit facility requires, among other things, that certain financial ratios are maintained and limits the amount of capital expenditures that may be made, the amount of debt incurred outside of the credit facility, the ability to pay dividends and future investments. As of December 31, 2003, W-H had outstanding borrowings under its credit facility of $173.2 million, of which $4.0 million was outstanding under the revolving credit facility.

     Scheduled maturities of long-term debt are as follows (in thousands):

For the year ended December 31 --
  2004......................................................  $ 10,763
  2005......................................................    17,838
  2006......................................................     1,550
  2007......................................................   147,574
  2008......................................................        --
  Thereafter................................................        --
                                                              --------
     Total..................................................  $177,725
                                                              ========

  CONVERTIBLE SUBORDINATED NOTES

     In connection with the CTS acquisition (Note 3), W-H issued $4.5 million in 9% convertible subordinated notes to eight of the individuals (the Sellers) from whom CTS was acquired as partial consideration for the acquisition. The notes were paid in full in January 2004.

7.  COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     W-H leases certain real property and automobiles under operating leases that expire at various dates through 2009. Rental expense under operating leases was approximately $8.8 million, $7.4 million and

                           W-H ENERGY SERVICES, INC.

$8.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

FOR THE YEAR ENDED DECEMBER 31,
-------------------------------
  2004......................................................  $ 5,173
  2005......................................................    4,538
  2006......................................................    3,957
  2007......................................................    2,636
  2008......................................................    3,233
  Thereafter................................................    2,927
                                                              -------
     Total..................................................  $22,464
                                                              =======

  EMPLOYMENT AGREEMENTS

     W-H has entered into employment agreements with its corporate officers. Under these agreements, each officer receives a set base salary, subject to adjustment, an annual discretionary bonus based on specific objectives to be determined by the compensation committee, an automobile or automobile allowance and certain fringe benefits as may be available to such executive officers. The agreements are for terms of two to six years, with certain automatic renewal provisions and contain non-competition agreements. The agreements also contain a termination clause, which requires a two-year payment based on the officer's salary, in the event of termination without cause or certain change of control.

     W-H also has employment agreements with certain non-corporate officers. The agreements are for terms of two to six years and provide for severance pay in the event of involuntary termination.

  LITIGATION

     One of W-H's subsidiaries, Charles Holston, Inc. has been named as a defendant in a case styled Bryson Adams, et al v. Environmental Purification Advancement Corporation, No. 99-1998, which was filed in Federal District Court for the Middle District of Louisiana. This lawsuit involves several hundred plaintiffs alleging personal injury and property damage associated with oilfield waste disposal practices over a 30-year period at a waste disposal facility located near Bayou Sorrel, west of Plaquemine Louisiana. The plaintiffs in these cases are seeking unspecified amounts of general, special and exemplary damages. Subsequent to year-end, a joint settlement agreement amongst the defendants in the case was tentatively approved by the plaintiffs and the court, pursuant to which Charles Holston, Inc. would be dismissed from the case. This settlement is pending final approval, which is expected to occur during the second quarter of 2004.

     Two separate lawsuits, Keith Vienne, et al v. Conoco, Inc., et al., No. 74,427 and Larry Mouton, et al v. Conoco, Inc., et al., No. 75,038, were filed in 1999 in Louisiana state court against six defendants, including Conoco, Inc., the primary operator of the field beginning in the 1950s, and Guillory Tank Truck Service, Inc., an oilfield waste disposal company. One of W-H's subsidiaries, Charles Holston, Inc., purchased the assets of Guillory Tank Truck Service, Inc. in 1989. These cases have several hundred plaintiffs who allege that they and their property have been exposed to improperly handled oil, gas and oilfield waste over a 40-year period in connection with the operation of an oilfield approximately four miles north of Rayne, Louisiana. The plaintiffs allege that Guillory Tank Truck Service, Inc. improperly disposed of oilfield waste from the field at various unspecified times over the years. This matter is still pending.

     W-H does not expect these lawsuits to have a material adverse effect on W-H's financial condition, results of operations or cash flows.

                           W-H ENERGY SERVICES, INC.

     W-H is a party to various routine legal proceedings that primarily involve intellectual property, commercial and workers' compensation claims. W-H cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, W-H believes that the outcome of all of these proceedings, even if determined adversely, would not have a material adverse effect on W-H's financial condition, results of operations or cash flows.

8.  INCOME TAXES

     The components of W-H's income tax provision are as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
Current
  U.S. federal and state income taxes...................  $   752   $ 1,421   $12,730
  Foreign...............................................    2,335     2,134     3,314
                                                          -------   -------   -------
     Total current......................................    3,087     3,555    16,044
                                                          -------   -------   -------
Deferred
  U.S. federal and state income taxes...................    8,603     5,780    10,296
  Foreign...............................................      367       853       703
                                                          -------   -------   -------
     Total deferred.....................................    8,970     6,633    10,999
                                                          -------   -------   -------
     Total provision....................................  $12,057   $10,188   $27,043
                                                          =======   =======   =======

     The United States and foreign components of income before income taxes are as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
United States...........................................  $26,809   $16,088   $57,823
Foreign.................................................    4,509    10,375    10,640
                                                          -------   -------   -------
Total...................................................  $31,318   $26,463   $68,463
                                                          =======   =======   =======

     The total provision for income taxes differs from an amount computed at the statutory rate as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
Federal income tax at statutory rates...................  $10,961   $ 9,262   $23,962
State income taxes, net of federal benefit..............      375     1,668     1,492
US tax on foreign earnings..............................     (132)      328       223
Foreign income taxes....................................    1,124      (645)       49
Nondeductible items.....................................       65     1,347       552
Increase/(decrease) in valuation allowance and other....    1,098    (1,164)    1,172
Credits.................................................   (1,434)     (608)     (407)
                                                          -------   -------   -------
                                                          $12,057   $10,188   $27,043
                                                          =======   =======   =======
Effective tax rates.....................................     38.5%     38.5%     39.5%
                                                          =======   =======   =======

                           W-H ENERGY SERVICES, INC.

     The significant components of the deferred tax assets and liabilities as of December 31, 2003 and 2002, are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Deferred tax assets --
  Net operating loss carry-forwards.........................  $  5,918   $  8,759
  Accruals not currently deductible for tax purposes........     3,589      3,944
  Write-off of bad debts....................................     1,417      1,706
  Inventory costs capitalized for tax purposes..............       241        268
  Credit carry forwards.....................................     2,181      1,068
  Capitalized research & development costs..................     4,590      3,046
                                                              --------   --------
     Total gross deferred tax assets........................    17,936     18,791
  Less -- valuation allowance...............................    (4,207)    (3,017)
                                                              --------   --------
     Net deferred tax assets................................    13,729     15,774
                                                              --------   --------
Deferred tax liabilities --
  Tax depreciation in excess of book depreciation...........   (25,344)   (22,065)
  Tax amortization in excess of book amortization...........    (6,454)    (3,991)
  Other.....................................................    (3,067)    (2,265)
                                                              --------   --------
     Total gross deferred tax liabilities...................   (34,865)   (28,321)
                                                              --------   --------
     Net deferred tax liabilities...........................  $(21,136)  $(12,547)
                                                              ========   ========

     At December 31, 2003, W-H has approximately $9.5 million of federal net operating loss ("NOL") carry-forwards, $29.5 million of state NOL carry-forwards and $5.9 million of foreign NOL carry-forwards. Usage of the federal carry-forwards is subject to limitations provided under Section 382 of the Internal Revenue Code as well as the separate return limitation year rules of the IRS regulations. The table below presents the details of our net operating loss carry-forward periods (in thousands).

                                                         CARRY-FORWARD PERIOD
                                                 ------------------------------------
                                                 2004   2005   2019    2020    TOTAL
                                                 ----   ----   ----   ------   ------
Net operating loss.............................  $187   $59    $878   $8,396   $9,520

     Valuation allowances have been established for uncertainties in realizing the benefit of tax loss and credit carry-forwards. As a result of the material changes in ownership of W-H, the utilization of certain NOL carry-forwards is subject to certain annual limitations and has not been fully tax benefited for financial statement purposes. While W-H expects to realize the net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation. As of December 31, 2003, approximately $1.2 million of the valuation allowance relates to the possible expiration of federal carry-forwards due to the limitations imposed under Section 382 and separate return limitation year rules. $0.6 million of the valuation allowance relates to credit carry-forwards that are expected to expire prior to utilization, $1.0 million of the valuation allowance relates to state net operating loss carry-forwards and $1.5 million relates to foreign net operating loss carry-forwards. The valuation allowance increased approximately $1.2 million in 2003, decreased approximately $0.9 million in 2002 and increased approximately $0.8 million in 2001. The $1.2 million increase in 2003 was primarily due to the increase in state and foreign NOLs that are not expected to be utilized in the future.

                           W-H ENERGY SERVICES, INC.

9.  RELATED-PARTY TRANSACTIONS

  CONSULTING AND ADVISORY AGREEMENTS

     On August 11, 1997, W-H entered into a transaction advisory agreement with an affiliate of The Jordan Company ("Jordan"), which expires on December 31, 2007. The advisory agreement provides for an investment banking and financial consulting fee ranging up to 1% to 2% of the aggregate transaction size for equity, debt, acquisitions, divestitures and other transactions. Under this agreement, W-H paid Jordan $500,000 for the year ended December 31, 2001. No such expenses were incurred in either 2002 or 2003.

  LEASE AGREEMENT

     One of W-H's subsidiaries leases its facilities from a W-H officer. For each of the years ended December 31, 2003, 2002 and 2001, W-H paid the officer $108,000 for such annual lease costs.

  TRANSACTIONS WITH PENNY-FARTHING PRESS, INC.

     W-H's Chairman, President and Chief Executive Officer is the owner of Penny-Farthing Press Inc. ("PFP"), a publishing company, which occasionally performs services for W-H and several of its subsidiaries. In 2003, 2002 and 2001, W-H made payments to PFP for graphic design and other services of approximately $0, $28,000 and $64,000, respectively. During the same periods, PFP made payments to W-H of approximately $38,000, $30,000 and $26,000, respectively, primarily for rental of office space.

10.  SHAREHOLDERS' EQUITY

  SECONDARY OFFERING

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

  STOCK OPTIONS

     In June 2001, W-H's shareholders approved an amendment to W-H's stock option plan (the "1997 Option Plan") to increase the number of authorized shares to 3,750,000 to be issued under the 1997 Option Plan. Each option granted under the 1997 Option Plan contains such terms and conditions as may be approved by the compensation committee (the "Committee"). The options currently outstanding under the 1997 Option Plan vest ratably over a four-year period, after the first full year of service following the date of the grant and will expire ten years from the date the options were granted. The terms of such options also provide that if an optionee's employment terminates for any reason, the option may be exercised during the three month period following such termination, but only to the extent vested at the time of such termination. At December 31, 2003, 2,732,558 options were outstanding under this plan.

     Additionally, on March 29, 1999, W-H issued 900,900 options to its chief executive officer under a separate non-statutory option plan. These options have a 10-year term and an exercise price of $4.55 per share. At December 31, 2003, all of these options were vested.

     W-H has historically issued warrants in association with acquisitions or as compensation for debt arrangements. No warrants have been granted since 1999. As of December 31, 2003, there are no warrants outstanding and exercisable.

                           W-H ENERGY SERVICES, INC.

     A summary of W-H's stock options as of December 31, 2001, 2002 and 2003 is as follows:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                              NUMBER OF       PRICE
                                                               OPTIONS      PER SHARE
                                                              ---------   -------------
Outstanding December 31, 2000...............................  2,375,175        5.04
  Granted...................................................  1,060,850       21.49
  Exercised/exchanged.......................................   (297,335)       2.95
  Expired/canceled..........................................    (39,563)       6.80
                                                              ---------
Outstanding December 31, 2001...............................  3,099,127       10.85
                                                              ---------
  Granted...................................................    388,425       19.64
  Exercised/exchanged.......................................   (173,651)       4.03
  Expired/canceled..........................................    (57,077)      13.62
                                                              ---------
Outstanding December 31, 2002...............................  3,256,824       12.21
                                                              ---------
  Granted...................................................    492,500       18.55
  Exercised/exchanged.......................................    (88,505)       5.78
  Expired/canceled..........................................    (27,361)      16.45
                                                              ---------
Outstanding December 31, 2003...............................  3,633,458       13.20
                                                              =========
Exercisable at December 31, 2003............................  2,269,583        9.43
                                                              =========

     The following table summarizes information about stock options outstanding at December 31, 2003:

                                     OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                       ------------------------------------------------   -------------------------------
                       OUTSTANDING    WEIGHTED AVERAGE                    EXERCISABLE
                          AS OF          REMAINING          WEIGHTED         AS OF
RANGE OF EXERCISE      DECEMBER 31,   CONTRACTUAL LIFE      AVERAGE       DECEMBER 31,   WEIGHTED AVERAGE
PRICES                     2003          (IN YEARS)      EXERCISE PRICE       2003        EXERCISE PRICE
-----------------      ------------   ----------------   --------------   ------------   ----------------
$  2.21-3.48.........     265,249           3.7              $ 2.30          265,249          $2.30
  3.48- 4.55.........   1,181,963           5.2                4.54        1,181,963           4.54
  4.55-16.50.........     402,746           6.9               12.81          255,318          12.51
 16.50-25.75.........   1,783,500           8.2               20.64          567,053          21.59
                        ---------                                          ---------
$ 2.21-25.75.........   3,633,458           7.3              $13.20        2,269,583          $9.43
                        =========                                          =========

     In January 2000, W-H issued options to purchase 190,575 shares of common stock to employees. W-H recorded additional deferred compensation totaling approximately $1.5 million for options granted in the first quarter of 2000. The additional deferred compensation is being amortized over the four-year vesting period of the individual stock options issued. The fair value of the common stock on the date of grant was determined based on a third-party valuation and taking into consideration certain industry and company-specific factors. During each of the years ended December 31, 2003, 2002 and 2001, W-H recognized $387,000, $404,000 and $404,000, respectively, in compensation expense relating to these options.

11.  401(K) PLAN

     W-H maintains a 401(k) plan that enables employees to contribute up to specified percentages of their annual compensation. W-H may contribute a matching amount for each participant equal to a discretionary percentage determined annually by W-H. W-H may also contribute additional amounts at its sole discretion.

                           W-H ENERGY SERVICES, INC.

W-H matching contributions were approximately $1.4 million, $0.9 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

12.  SEGMENTS

     Management has elected to aggregate its business unit segments based on the differences in each segment's customers, the products and services offered and other economic characteristics. Based on these requirements, management has identified three reportable segments: (i) drilling related products and services, (ii) completion and workover related products and services and (iii) maintenance and safety related products and services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

  DRILLING RELATED PRODUCTS AND SERVICES

     The drilling related products and services segment provides products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. These products and services are used primarily throughout North America, Brazil and in selected areas of the Eastern Hemisphere. This segment includes the following business lines: (i) LWD; (ii) MWD; (iii) directional drilling; (iv) down-hole drilling motors; (v) rental tools (including drill pipe) and (vi) drilling fluids.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     The completion and workover related products and services segment provides products and services primarily to customers onshore in the Gulf Coast region and offshore in the Gulf of Mexico. These products and services include: (i) cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment; (ii) polymers and specialty chemicals; (iii) rental tools (including tubing) and (iv) coiled tubing.

  MAINTENANCE AND SAFETY RELATED PRODUCTS AND SERVICES

     The maintenance and safety related products and services segment provides products and services primarily for refinery and petrochemical plant applications and major and independent oil and natural gas companies in the Gulf Coast region. These products and services include: (i) waste management; and
(ii) safety equipment and services.

     W-H is currently evaluating the possible sale of this segment. This segment, which is comprised of two businesses, had a net book value of approximately $27.6 million at December 31, 2003.

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

     As of and for the year ended December 31, 2003:

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY    CORPORATE    TOTAL
                                 --------   ----------   -----------   ---------   --------
Revenues.......................  $242,085    $125,098      $31,166      $    --    $398,349
Operating Income...............    26,881      22,546         (290)      (9,713)     39,424
Depreciation & Amortization....    23,237      12,476        4,069          319      40,101
Total assets...................   273,354     188,553       30,227        9,191     501,325
Capital expenditures...........    41,780      23,504        3,375          136      68,795

     As of and for the year ended December 31, 2002:

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY    CORPORATE    TOTAL
                                 --------   ----------   -----------   ---------   --------
Revenues.......................  $205,177    $ 80,645      $27,592      $    --    $313,414
Operating Income...............    26,600      13,548          581       (7,249)     33,480
Depreciation & Amortization....    20,163       8,668        3,537          252      32,620
Total assets...................   243,016     153,108       29,626       15,312     441,062
Capital expenditures...........    40,650      22,422        6,112          263      69,447

     As of and for the year ended December 31, 2001:

                                                         MAINTENANCE
                                 DRILLING   COMPLETION   AND SAFETY    CORPORATE    TOTAL
                                 --------   ----------   -----------   ---------   --------
Revenues.......................  $253,068    $ 78,087      $27,983      $    --    $359,138
Operating Income...............    61,963      17,881        2,084       (5,767)     76,161
Depreciation & Amortization....    16,888       6,793        2,789          260      26,730
Total assets...................   207,693     109,327       27,634       39,957     384,611
Capital expenditures...........    46,034      16,238        6,550          446      69,268

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands):

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2003        2002        2001
                                                       ---------   ---------   ---------
Revenues:
  United States......................................  $336,868    $257,088    $314,594
  North Sea..........................................    36,390      31,850      26,416
  Other..............................................    25,091      24,476      18,128
                                                       --------    --------    --------
     Total...........................................  $398,349    $313,414    $359,138
                                                       ========    ========    ========

                           W-H ENERGY SERVICES, INC.

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2003        2002        2001
                                                       ---------   ---------   ---------
Operating Income:
  United States......................................  $ 33,840    $ 21,744    $ 64,138
  North Sea..........................................     2,309       7,442       6,737
  Other..............................................     3,275       4,294       5,286
                                                       --------    --------    --------
     Total...........................................  $ 39,424    $ 33,480    $ 76,161
                                                       ========    ========    ========

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Long-Lived Assets:
  United States.............................................  $320,192   $277,827
  North Sea.................................................    18,262     20,988
  Other.....................................................    10,270      6,038
                                                              --------   --------
     Total..................................................  $348,724   $304,853
                                                              ========   ========

13.  INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of consolidated interim information for the years ended December 31, 2003 and 2002 (amounts in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                          ---------   --------   -------------   ------------
2003
Revenues................................   $94,690    $96,789      $104,354        $102,516
Operating income........................   $11,321    $11,342      $  9,621        $  7,140
Net income..............................   $ 5,868    $ 5,760      $  4,679        $  2,954
Income per common share:
  Basic.................................   $  0.22    $  0.21      $   0.17        $   0.11
  Diluted...............................   $  0.21    $  0.21      $   0.17        $   0.11

                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                          ---------   --------   -------------   ------------
2002
Revenues................................   $76,353    $73,258      $ 80,790        $ 83,013
Operating income........................   $10,365    $ 8,113      $  7,520        $  7,482
Net income..............................   $ 5,462    $ 4,005      $  3,487        $  3,321
Income per common share:
  Basic.................................   $  0.21    $  0.15      $   0.13        $   0.12
  Diluted...............................   $  0.20    $  0.15      $   0.13        $   0.12

14.  SUBSEQUENT EVENT (UNAUDITED)

     On February 5, 2004, the W-H compensation committee awarded 75,000 restricted share units to W-H's Chairman and Chief Executive Officer, pursuant to the W-H incentive program, subject to shareholder approval. The units vest ratably over a 3-year period from the date of the grant.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 3.1      --    Restated Articles of Incorporation of the Company
                (incorporated by reference to Exhibit 3.1 of the Company's
                Registration Statement No. 333-43411 on Form S-1)
 3.2      --    Amended and Restated Bylaws of the Company (incorporated by
                Reference to Exhibit 3.2 of the Company's Registration
                Statement No. 333-43411 on Form S-1)
 3.3      --    Statement of Designations of Series A Junior Participating
                Preferred Stock of W-H Energy Services, Inc. (included as
                Exhibit A to the Rights Agreement (Exhibit 4.2 hereto))
                setting forth the terms of the Series A Junior Participating
                Preferred Stock, par value $0.01 per share.
 4.1      --    Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Periodic Report on Form 8-K
                filed with the SEC on July 28, 2003)
 4.2      --    Rights Agreement, dated as of May 31, 2002, between the
                Company and Computershare Trust Company, Inc., as Rights
                Agent (incorporated by reference to Exhibit 4.2 of to the
                Company's Periodic Report on Form 8-K filed with the SEC on
                July 28, 2003)
 9.1      --    Amended and Restated Stockholders Agreement, dated March 26,
                1999 (incorporated by reference to Exhibit 9.1 of the
                Company's Registration Statement No. 333-43411 on Form S-1)
10.1      --    Employment Agreement of Kenneth T. White, Jr., dated October
                30, 2003 (incorporated by reference to Exhibit 10.1 of the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended September 30, 2003)
10.2      --    Employment Agreement of Jeffrey L. Tepera, effective January
                1, 2004 *
10.3      --    Employment Agreement of William J. Thomas III, dated May 1,
                2000 (incorporated by reference to Exhibit 10.3 of the
                Company's Registration Statement No. 333-43411 on Form S-1)
10.4(a)   --    W-H Energy Services, Inc. 1997 Stock Option Plan
                (incorporated by reference to Exhibit B to the Company's
                Definitive Proxy Statement on Schedule 14A, filed May 8,
                2001)
10.4(b)   --    Amendment to W-H Energy Services, Inc. 1997 Stock Option
                Plan dated April 27, 2001 (incorporated by reference to
                Exhibit C to the Company's Definitive Proxy Statement on
                Schedule 14A, filed May 8, 2001)
10.5      --    Non-Statutory Stock Option Agreement for Kenneth T. White,
                Jr., dated March 29, 1999 (incorporated by reference to
                Exhibit 10.5 of the Company's Registration Statement No.
                333-43411 on Form S-1)
10.6      --    Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement No.
                333-43411 on Form S-1)
10.7      --    Amended and Restated TJC Transaction Advisory Agreement with
                TJC Management Corp., dated March 26, 1999 (incorporated by
                Reference to Exhibit 10.11 of the Company's Registration
                Statement No. 333-43411 on Form S-1)
10.8      --    Amended and Restated Credit Agreement dated as of May 31,
                2001 among the Company, various financial institutions, as lenders, Credit Suisse First Boston, as syndication agent,
                Bank One, N.A., as documentation agent, and Wells Fargo Bank
                Texas, N.A., as administrative agent (incorporated by
                Reference to Exhibit 10.12 of the Company's Registration
                Statement No. 333-62140 on Form S-1)
10.8(a)   --    First Amendment to Amended and Restated Credit Agreement
                dated as of August 26, 2003 among the Company, various
                financial institutions, as lenders, Credit Suisse First
                Boston, as syndication agent, Bank One, N.A., as
                documentation agent, and Wells Fargo Bank Texas, N.A., as
                administrative agent (incorporated by Reference to Exhibit
                10.8(a) of the Company's Quarterly Report on Form 10-Q for
                the quarter ended September 30, 2003)
10.10     --    Employment Agreement of Ernesto Bautista, III, effective
                January 1, 2004.*
10.11     --    Employment Agreement of Stuart J. Ford, dated February 27,
                2002 (incorporated by reference to Exhibit 10.16 of the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended March 31, 2002)
11.1      --    Computation of Per Share Earnings*
21.1      --    List of Significant Subsidiaries of the Company*
23.1      --    Consent of PricewaterhouseCoopers LLP*

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
23.2      --    Notice Regarding Lack of Consent of Arthur Andersen, L.L.P.*
31.1      --    Certification of Chief Executive Officer of W-H Energy
                Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002*
31.2      --    Certification of Chief Financial Officer of W-H Energy
                Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002*
32.1      --    Certification of Chief Executive Officer of W-H Energy
                Services, Inc. pursuant to 18 U.S.C. Section 1350*
32.2      --    Certification of Chief Financial Officer of W-H Energy
                Services, Inc. pursuant to 18 U.S.C. Section 1350*

---------------

* filed herewith