Form 10-Q
period 2004-03-31
W-H ENERGY SERVICES INC
filed 2004-05-07
CIK 1051034

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-31346

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

     As of May 4, 2004 there were outstanding 27,451,220 shares of common stock, par value $0.0001 per share, of the registrant.

                           W-H ENERGY SERVICES, INC.

                                     INDEX

                                                                               PAGE
                                                                               ----
PART I
FINANCIAL INFORMATION
Item 1.          Financial Statements........................................    1
                 Consolidated Balance Sheets (unaudited) -- March 31, 2004
                   and December 31, 2003.....................................    1
                 Consolidated Statements of Operations and Comprehensive
                   Income (unaudited) -- Three months ended March 31, 2004
                   and 2003..................................................    2
                 Consolidated Statements of Cash Flows (unaudited) -- Three
                   months ended March 31, 2004 and 2003......................    3
                 Notes to Consolidated Financial Statements (unaudited)......    4
Item 2.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................   10
Item 3.          Quantitative and Qualitative Disclosures About Market
                   Risk......................................................   15
Item 4.          Controls and Procedures.....................................   15

PART II
OTHER INFORMATION
Item 1.          Legal Proceedings...........................................   16
Item 6.          Exhibits and Reports on Form 8-K............................   16
Signatures...................................................................   17

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
Current Assets:
  Cash and cash equivalents.................................  $ 17,246      $ 11,878
  Accounts receivable, net of allowance of $4,478 and
     $4,465, respectively...................................    84,201        80,888
  Inventories...............................................    40,079        37,384
  Deferred income taxes.....................................     4,788         6,600
  Prepaid expenses and other................................     4,708         5,930
  Assets held for sale......................................    32,293        30,652
                                                              --------      --------
     Total current assets...................................   183,315       173,332
Property and equipment, net.................................   204,389       201,176
Goodwill and other intangibles, net.........................   116,532       116,876
Other assets, net...........................................     9,661         9,941
                                                              --------      --------
       Total assets.........................................  $513,897      $501,325
                                                              ========      ========
Current Liabilities:
  Accrued liabilities.......................................  $ 22,881      $ 26,388
  Accounts payable..........................................    19,541        16,120
  Current maturities of long-term debt......................     8,800        10,763
  Liabilities associated with assets held for sale..........     5,902         5,511
                                                              --------      --------
     Total current liabilities..............................    57,124        58,782
Long-term debt, net of current maturities...................   172,538       166,962
Deferred income taxes.......................................    25,779        25,269
Other long-term obligations.................................     2,850         2,852

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................        --            --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized 27,421,491 and 27,400,878 shares issued and
     outstanding, respectively..............................         3             3
  Additional paid-in capital................................   211,897       211,683
  Other comprehensive income................................     9,632         6,667
  Retained earnings.........................................    34,074        29,107
                                                              --------      --------
     Total shareholders' equity.............................   255,606       247,460
                                                              --------      --------
       Total liabilities and shareholders' equity...........  $513,897      $501,325
                                                              ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2004           2003
                                                              ------------   ------------
Revenues....................................................  $   107,544    $    87,167
Costs and expenses:
  Cost of revenues..........................................       62,916         47,396
  Selling, general and administrative.......................       21,521         17,119
  Research and development..................................        3,038          2,553
  Depreciation and amortization.............................       10,738          8,424
                                                              -----------    -----------
     Total costs and expenses...............................       98,213         75,492
                                                              -----------    -----------
     Operating income.......................................        9,331         11,675
Other (income) expense:
  Interest expense, net.....................................        2,268          1,788
  Other income, net.........................................          (81)           (93)
                                                              -----------    -----------
     Income before income taxes.............................        7,144          9,980
  Provision for income taxes................................        2,750          3,843
                                                              -----------    -----------
     Income from continuing operations......................        4,394          6,137
  Income (loss) from discontinued operations, net of tax....          573           (269)
                                                              -----------    -----------
     Net income.............................................  $     4,967    $     5,868
                                                              ===========    ===========
Comprehensive income:
  Net income................................................  $     4,967    $     5,868
  Foreign currency translation adjustment...................        2,965           (761)
                                                              -----------    -----------
  Comprehensive income......................................  $     7,932    $     5,107
                                                              ===========    ===========
Earnings (loss) per share:
  Basic.....................................................
       From continuing operations...........................  $      0.16    $      0.23
       From discontinued operations.........................         0.02          (0.01)
                                                              -----------    -----------
          Total.............................................  $      0.18    $      0.22
                                                              ===========    ===========
  Diluted...................................................
       From continuing operations...........................  $      0.16    $      0.22
       From discontinued operations.........................         0.02          (0.01)
                                                              -----------    -----------
          Total.............................................  $      0.18    $      0.21
                                                              ===========    ===========
Number of shares used in calculation of earnings per share:
  Basic.....................................................   27,410,246     27,042,193
  Diluted...................................................   28,122,212     27,938,583

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
Cash Flows from Operating Activities:
  Net income................................................  $  4,967    $  5,868
  Adjustments to reconcile net income to cash provided by
     operating activities --
     Depreciation and amortization..........................    10,738       8,424
     Gain on the sale of assets.............................    (3,491)     (2,603)
     Deferred tax provision.................................     2,322       2,725
     Amortization of deferred compensation..................        --         101
     Amortization of deferred financing costs...............       343         220
     Tax benefit from employee stock option plan............       117         124
     Changes in operating assets and liabilities, excluding
      effects of discontinued operations --
       Increase in accounts receivable, net.................    (3,333)     (3,472)
       Increase in inventories..............................    (2,705)       (386)
       Decrease (increase) in prepaid expenses and other....     1,222        (490)
       (Increase) decrease in other assets, net.............       (17)        807
       Decrease in accounts payable and accrued
        liabilities.........................................      (105)     (4,143)
                                                              --------    --------
          Net cash provided by operating activities.........    10,058       7,175
                                                              --------    --------
Cash Flows from Investing Activities:
  Additions to property and equipment.......................   (14,592)    (13,342)
  Proceeds from sale of property and equipment..............     5,463       4,233
                                                              --------    --------
          Net cash used in investing activities.............    (9,129)     (9,109)
                                                              --------    --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................    21,492      26,185
  Payments on debt..........................................   (17,879)    (23,060)
  Proceeds from the exercise of stock options and stock
     purchase warrants......................................        97          84
                                                              --------    --------
          Net cash provided by financing activities.........     3,710       3,209
                                                              --------    --------
Effect of exchange rate changes on cash.....................     1,979      (1,012)
Effect of discontinued operations on cash...................    (1,250)       (721)
Net increase (decrease) in Cash and Cash Equivalents........     5,368        (458)
Cash and Cash Equivalents, beginning of period..............    11,878       9,098
                                                              --------    --------
Cash and Cash Equivalents, end of period....................  $ 17,246    $  8,640
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BUSINESS ORGANIZATION

  DESCRIPTION OF COMPANY

     W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, "W-H") is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. W-H has the following primary lines of business:
(i) drilling related products and services, which include logging-while-drilling, measurement-while-drilling, directional drilling, rental tools (including drill pipe), down-hole drilling motors and drilling fluids and
(ii) completion and workover related products and services, which include cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment, polymers and specialty chemicals, rental tools (including tubing) and coiled tubing.

  BASIS OF PRESENTATION

     The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

  DISCONTINUED OPERATIONS

     At the end of March 2004, W-H committed to the divestiture of the maintenance and safety related products and services segment. Accordingly, this segment has been included in the income statement as discontinued operations and in the balance sheet as assets and liabilities held for sale. Summary financial results for this segment are as follows:

                                                               FOR THE THREE
                                                               MONTHS ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Revenues....................................................  $9,755   $7,523
Income (loss) before taxes..................................  $  932   $ (438)

  RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current presentation.

ACCOUNTING POLICIES AND PROCEDURES

     W-H has not added to or changed its accounting policies since December 31, 2003. For a description of these policies, refer to Note 2 of the consolidated financial statements in W-H's Annual Report on Form 10-K for the year ended December 31, 2003.

                           W-H ENERGY SERVICES, INC.

2.  EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and warrants. For the three months ended March 31, 2004 and 2003, shares of 711,996 and 896,390, respectively, resulting from the assumed exercise of outstanding options and warrants, were added to the denominator because the inclusion of such shares would be dilutive. For the three months ended March 31, 2004 and 2003, shares of 2,053,550 and 1,590,074, respectively, were excluded from the computation of earnings per common share, because the inclusion of such shares would be anti-dilutive.

3.  DEBT

  CREDIT FACILITY

     In the first quarter of 2003, W-H obtained an additional revolving loan commitment of $10.0 million and a supplemental Term B loan of $5.0 million under its credit facility. During the third quarter of 2003, W-H amended its credit facility to, among other things, include a $70.0 million Term C loan facility. As so amended, the credit facility includes the following features:

     - a $40.0 million Term A loan facility, of which $17.0 million was outstanding as of March 31, 2004, that amortizes over five years, matures on October 16, 2005 and requires that W-H make annual principal repayments ranging from zero in the first year to $12.3 million in the fifth year;

     - an $85.0 million Term B loan facility, of which $82.3 million was outstanding as of March 31, 2004, that amortizes over six and one-half years, matures on April 16, 2007 and requires that W-H make annual principal repayments of $0.85 million in each of the first six years with the outstanding balance due on the maturity date;

     - a $70.0 million Term C loan facility, of which $69.5 million was outstanding as of March 31, 2004, that amortizes over three and one-half years, matures on April 16, 2007 and requires that W-H make annual principal repayments of $0.7 million in each of the first three years with the outstanding balance due on the maturity date; and

     - a $55.0 million revolving credit facility, of which $12.5 million was outstanding as of March 31, 2004, that may be borrowed, repaid and reborrowed from time to time and matures on October 16, 2005. The credit facility provides that W-H may request the issuance of letters of credit. Outstanding letters of credit reduce the available amount that W-H may borrow under the revolving credit facility. As of March 31, 2004, approximately $4.7 million in letters of credit had been issued under the credit facility to guarantee payment of claims for commercial insurance purposes. These letters of credit are issued for a period of one year, with automatic one year extensions. Partial drawings against each letter of credit are permitted.

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

                           W-H ENERGY SERVICES, INC.

     The credit facility is secured by a lien on substantially all of W-H's property and assets, a pledge of all of the capital stock of W-H's material domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H's foreign subsidiaries. In addition, the credit facility is guaranteed by all of W-H's material domestic subsidiaries. The credit facility requires, among other things, that W-H maintain certain financial ratios and limits the amount of capital expenditures W-H may make, the amount of debt W-H may incur outside of the credit facility, the amount of future investments and W-H's ability to pay dividends. As of March 31, 2004, W-H was in compliance with these restrictive covenants. As of March 31, 2004 and December 31, 2003, respectively, W-H had outstanding borrowings under the credit facility of $181.3 million and $173.2 million, respectively, of which $12.5 million and $4.0 million, respectively, were outstanding under the revolving credit facility.

     In connection with the Coil Tubing Services, L.L.C. ("CTS") acquisition in May 2001, W-H issued $4.5 million in 9% convertible subordinated notes to eight individuals as partial consideration for the acquisition of CTS. The notes were paid in full in January 2004.

4.  STOCK OPTIONS

     A summary of W-H's stock options as of March 31, 2004 and December 31, 2003 is as follows:

                                                            NUMBER OF    WEIGHTED AVERAGE
                                                             OPTIONS     PRICE PER SHARE
                                                            ----------   ----------------
Outstanding December 31, 2003.............................  3,633,458         $13.20
Granted...................................................    181,500          15.28
Exercised/exchanged.......................................    (26,813)          3.87
Expired/canceled..........................................     (1,250)         22.88
                                                            ---------
Outstanding March 31, 2004................................  3,786,895          13.36
                                                            ---------
Exercisable at March 31, 2004.............................  2,355,557           9.66
                                                            ---------

     The fair value of each option was estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used for the historical option grants: risk-free interest rate of 3.8%; dividend rates of zero; average expected life of 6.5 years and expected volatility of 53.3%. The 3,786,895 options outstanding as of March 31, 2004 have a weighted average remaining contractual life of 7.2 years.

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

                           W-H ENERGY SERVICES, INC.

     Had compensation expense for the stock options granted to employees and directors been determined using the fair value method, net income and diluted net income per share for the three months ended March 31, 2004 and 2003, respectively would have been reduced to the following pro forma amounts:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Net income, as reported.....................................  $4,967   $5,868
Add: Total stock-based employee compensation expense
  included in reported net income, net of related tax
  effect....................................................      --      248
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effect.................................    (577)    (558)
                                                              ------   ------
Pro forma net income........................................  $4,390   $5,558
                                                              ======   ======
Earnings per share:
  Basic, as reported........................................  $ 0.18   $ 0.22
  Diluted, as reported......................................  $ 0.18   $ 0.21
  Basic, pro forma..........................................  $ 0.16   $ 0.21
  Diluted, pro forma........................................  $ 0.16   $ 0.20
Weighted-average fair value per share of options granted....  $15.28   $   --

5.  SEGMENTS

     Management has elected to aggregate its business unit segments based on the differences in each segment's customers, the products and services offered and other economic characteristics. Based on these requirements, management has identified the following reportable segments: (i) drilling related products and services and (ii) completion and workover related products and services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

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

     As of and for the three months ended March 31, 2004 (unaudited):

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $73,055     $34,489      $    --    $107,544
Operating income...........................    5,985       5,885       (2,539)      9,331
Depreciation and amortization..............    6,989       3,684           65      10,738
Total assets, net of assets held for
  sale.....................................  285,377     181,695       14,532     481,604
Capital expenditures.......................    8,875       5,678           39      14,592

     As of and for the three months ended March 31, 2003 (unaudited):

                                              DRILLING   COMPLETION   CORPORATE    TOTAL
                                              --------   ----------   ---------   -------
Revenues....................................  $56,033     $31,134      $    --    $87,167
Operating income............................    6,995       6,886       (2,206)    11,675
Depreciation and amortization...............    5,404       2,952           68      8,424
Total assets, net of assets held for sale...  242,070     162,659       10,315    415,044
Capital expenditures........................    8,130       5,112          100     13,342

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands) (unaudited):

  REVENUES

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2004        2003
                                                              ---------   --------
United States...............................................  $ 90,479    $73,173
North Sea...................................................     7,433      8,130
Other.......................................................     9,632      5,864
                                                              --------    -------
  Total.....................................................  $107,544    $87,167
                                                              ========    =======

  OPERATING INCOME

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
United States...............................................   $ 9,506     $ 9,515
North Sea...................................................    (1,360)        963
Other.......................................................     1,185       1,197
                                                               -------     -------
  Total.....................................................   $ 9,331     $11,675
                                                               =======     =======

                           W-H ENERGY SERVICES, INC.

  LONG-LIVED ASSETS

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003
                                                              ---------   ------------
United States...............................................  $302,717      $299,461
North Sea...................................................    17,950        18,262
Other.......................................................     9,915        10,270
                                                              --------      --------
  Total.....................................................  $330,582      $327,993
                                                              ========      ========

6.  SUBSEQUENT EVENT

     On April 20, 2004, W-H completed the sale of Well Safe, Inc., one of the two companies that comprise the maintenance and safety related products and services segment, for cash consideration of $28.0 million.

     The maintenance and safety related products and services segment has been included in the income statement as discontinued operations and in the balance sheet as assets and liabilities held for sale.

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

OVERVIEW OF THE MARKETS FOR OUR PRODUCTS AND SERVICES

     We are a diversified oilfield service company that provides (1) drilling related products and services and (2) completion and workover related products and services. Our customers include major and independent oil and natural gas companies and other oilfield service companies.

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

  DRILLING RELATED PRODUCTS AND SERVICES

     Revenue from our drilling related products and services segment constituted approximately 68% of our total consolidated revenue for the first three months of 2004. Approximately 77% of our drilling segment revenue for the first three months of 2004 was generated in the United States, including the Gulf of Mexico. The remaining 23% was generated in various international locations, including Canada, Brazil, Europe, North Africa and the Middle East. The majority of our revenue continues to be generated domestically. In July 2001, exploration and development activity levels in the United States peaked and began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738, which was comprised of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003. This increase, however, resulted entirely from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 830, 1,032 and 1,122 for 2002, 2003 and the three months ended March 31, 2004, respectively. Of these figures, land rigs comprised 717, 924 and 1,025, respectively, and offshore rigs comprised 113, 108 and 97, respectively, for the same periods.

     The modest recovery in exploration and development activity levels in the United States has impacted our revenue and earnings generated in this market. Although the overall rig count in the United States has increased, the offshore rig count, where we experience our highest operating margins, has yet to respond to the higher levels of natural gas prices and has even declined slightly from 2003. We believe that the overall outlook for natural gas exploration and development activity, nonetheless, remains positive. Natural gas production continues to decline, which should keep upward pressure on natural gas prices and should eventually generate a recovery in offshore drilling activity. However, the extent and timing of a recovery in offshore drilling activity remains difficult to predict.

     Outside of the United States, the North Sea remains our largest drilling segment market. However, due to the United Kingdom tax law imposing a 10% supplementary tax on oil and natural gas profits derived from certain North Sea properties, many of our customers reduced drilling activity in this region. According to statistics published by Baker Hughes, the number of rotary rigs operating in the North Sea declined from an average of 67 in January 2002 to an average of 46 in March 2004, after having reached a low of 35 in January 2004. We do not expect any marked increase in activity levels in the North Sea in the near term.

     As offshore drilling activity in the United States has stagnated over the last 24 months, the importance of maintaining market share has become critical. In response to this market condition, in October 2002, we made a strategic decision to enter the directional drilling business in North America. As a result of this decision and the growth of the United States land rig count, we have successfully leveraged our new directional drilling business to effect an increase in the utilization of our measurement-while-drilling ("MWD") and down-hole drilling motor fleet. The increased utilization of our MWD and down-hole drilling motor fleet has helped to offset decreases in utilization of our logging-while-drilling ("LWD") fleet, which is primarily driven by the United States offshore rig count.

     Additionally, our 3-Dimensional Rotary Steerable ("3DRS") and Array Wave Resistivity ("AWR") technologies are expected to be available for commercial service during the second half of 2004. These are the first new technologies to have been developed since PathFinder Energy Services, Inc., our LWD/ MWD/directional drilling subsidiary, was acquired in March 1999. Both technologies are currently being tested in live-well environments. Commercialization of the 3DRS technology has been prioritized to improve the utilization of our LWD, MWD and directional drilling services, as our customers often require that this type of technology be offered by a service company as a prerequisite to submitting a bid for a drilling project or contract. Introduction of our AWR technology is the first of our next generation of LWD tools, and we expect that it will allow us to offer our customers advanced resistivity measurements in both high pressure and high temperature well conditions. We will initially deploy these technologies in the Gulf of Mexico, Brazil and the North Sea. We believe that the commercialization of these tools will have a meaningful impact on our future results of operations.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     This sector is our second largest business segment and provided approximately 32% of our total consolidated revenue for the first three months of 2004. Revenues provided by the completion and workover segment are almost entirely derived from the United States and the Gulf of Mexico. Although activity levels in the completion and workover of existing oil and natural gas wells are linked to commodity prices, our completion segment is less commodity price sensitive than our drilling segment. As a result, our completion and workover segment has provided stability during prolonged downturns in drilling activity. We have increased our revenue capacity in this segment through capital spending in 2002, 2003 and the first three months of 2004, which, when combined with our acquisitions, has strengthened and further diversified the operations of this segment.

  DISCONTINUED OPERATIONS

     At the end of March 2004, we committed to the divestiture of our maintenance and safety related products and services segment. The net book value of this segment was approximately $26.4 million at March 31, 2004. On April 20, 2004, we completed the sale of Well Safe, Inc., one of the two companies that comprise this segment, for cash consideration of $28.0 million. We anticipate that our future operating performance will be enhanced by this divestiture, as our attention will be focused entirely on our core business segments.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-Q.

  THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

     Revenues. Revenues increased by $20.3 million, or approximately 23%, to $107.5 million for the three months ended March 31, 2004 from $87.2 million for the three months ended March 31, 2003. This increase was attributable to higher demand for certain of our products and services, particularly drilling/completion fluids, directional drilling services, cased-hole wireline and coiled tubing, as well as the revenue contributions of Continental Directional Corp. and HydraCoil, Inc., which were acquired in November 2003 and Dutch, Inc., which was acquired in December 2003.

     Revenues from our drilling related products and services increased by $17.1 million, or approximately 31%, to $73.1 million for the three months ended March 31, 2004 from $56.0 million for the three months ended March 31, 2003. This increase was primarily attributable to the growth of our North American directional drilling business, driven by the increase in land drilling activity levels in the United States, enhanced demand for our drilling fluids products and the impact of the acquisitions that we consummated during the fourth quarter of 2003.

     Revenues from our completion and workover related products and services increased by $3.4 million, or approximately 11%, to $34.5 million for the three months ended March 31, 2004 from $31.1 million for the three months ended March 31, 2003. This increase was the result of higher utilization of our coiled tubing and cased-hole wireline fleet, demand for our completion fluids and the impact of the acquisitions that we consummated during the fourth quarter of 2003.

     Cost of Revenues. Cost of revenues increased by $15.5 million, or approximately 33% to $62.9 million for the three months ended March 31, 2004 from $47.4 million for the three months ended March 31, 2003. As a percentage of revenues, cost of revenues increased to 58.5% for the three months ended March 31, 2004 from 54.4% for the three months ended March 31, 2003. The increase in cost of revenues as a percentage of revenues was due to the continued effects of softness in pricing, increased insurance costs and our revenue mix. In particular, our revenue mix was affected by sales increases in our lower margin fluids products and directional drilling services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.4 million, or approximately 26%, to $21.5 million for the three months ended March 31, 2004 from $17.1 million for the three months ended March 31, 2003. The increase was primarily attributable to the operating expenses of Continental Directional, HydraCoil and Dutch, which were acquired in the fourth quarter of 2003, as well as increased personnel costs related to expansion efforts within our directional drilling business and corporate compliance initiatives as mandated by law. As a percentage of revenues, selling, general and administrative expenses increased to 20.0% for the three months ended March 31, 2004 from 19.6% for the three months ended March 31, 2003.

     Research and Development Expenses. Research and development expenses increased by $0.4 million, or approximately 15%, to $3.0 million for the three months ended March 31, 2004 from $2.6 million for the three months ended March 31, 2003. This increase was the result of increased research and development spending on our PathFinder technologies, including our 3DRS and AWR tools and other research and development initiatives. We believe that we must continue to develop new technologies in order to improve our market position, especially in the offshore drilling market.

     Depreciation and Amortization. Depreciation and amortization increased by $2.3 million, or approximately 27%, to $10.7 million for the three months ended March 31, 2004 from $8.4 million for the three months ended March 31, 2003. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisitions.

     Interest and Other Expense. Interest and other expense for the three months ended March 31, 2004 was $2.2 million, an increase of $0.5 million, or approximately 29% from $1.7 million for the three months ended March 31, 2003. This increase was primarily due to the increase in the amounts outstanding under our credit facility.

     Net Income. Net income for the three months ended March 31, 2004 was $5.0 million, a decrease of $0.9 million, or approximately 15%, from the $5.9 million reported for the three months ended March 31, 2003.

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

  CASH FLOW

     Working capital was $126.2 million as of March 31, 2004 and $114.6 million as of December 31, 2003. Net cash provided by operating activities was $10.1 million for the three months ended March 31, 2004 and $7.2 million for the three months ended March 31, 2003. The increase in working capital was due to increases in activity levels and the reclassification of our maintenance and safety related products and services segment to assets and liabilities held for sale. The increase in cash flow from operating activities was principally attributable to higher operating levels across all business segments.

     Net cash used in investing activities was $9.1 million for the three months ended March 31, 2004 and $9.1 million for the three months ended March 31, 2003. Net cash used in investing activities was principally the result of capital expenditures, offset by lost-in-hole proceeds.

     Net cash provided by financing activities was $3.7 million for the three months ended March 31, 2004 and $3.2 million for the three months ended March 31, 2003. Changes in net cash provided by financing activities were primarily the result of borrowings and repayments under our credit facility.

     For the three months ended March 31, 2004, we made capital expenditures, primarily for rental tool inventory, LWD and MWD tools, wireline equipment and coil tubing units, of $14.6 million, including expenditures for the replacement of equipment lost-in-hole. In addition, we incurred $3.0 million in research and development expenses for the three months ended March 31, 2004.

  CAPITAL RESOURCES

     With the exception of operating leases on real property and automobile leases, we have no off-balance sheet debt or other off-balance sheet financing arrangements. We have not entered into any derivative or other financial instruments for trading or speculative purposes.

     In the first quarter of 2003, we obtained an additional revolving loan commitment of $10.0 million and a supplemental Term B loan of $5.0 million under our credit facility. During the third quarter of 2003, we amended our credit facility to, among other things, include a $70.0 million Term C loan facility. As so amended, our credit facility includes the following features:

     - a $40.0 million Term A loan facility, of which $17.0 million was outstanding as of March 31, 2004, that amortizes over five years, matures on October 16, 2005 and requires that we make annual principal repayments ranging from zero in the first year to $12.3 million in the fifth year;

     - an $85.0 million Term B loan facility, of which $82.3 million was outstanding as of March 31, 2004, that amortizes over six and one-half years, matures on April 16, 2007 and requires that we make annual principal repayments of $0.85 million in each of the first six years with the outstanding balance due on the maturity date;

     - a $70.0 million Term C loan facility, of which $69.5 million was outstanding as of March 31, 2004, that amortizes over three and one-half years, matures on April 16, 2007 and requires that we make annual principal repayments of $0.7 million in each of the first three years with the outstanding balance due on the maturity date; and

     - a $55.0 million revolving credit facility, of which $12.5 million was outstanding as of March 31, 2004, that may be borrowed, repaid and reborrowed from time to time and matures on October 16, 2005. Our credit facility provides that we may request the issuance of letters of credit. Outstanding letters of credit reduce the available amount that we may borrow under our revolving credit facility. As of March 31, 2004, approximately $4.7 million in letters of credit had been issued under our credit facility to guarantee payment of claims for commercial insurance purposes. These letters of credit are issued for a period of one year, with automatic one year extensions. Partial drawings against each letter of credit are permitted.

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

     Our credit facility is secured by a lien on substantially all of our property and assets, a pledge of all of the capital stock of our material domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our foreign subsidiaries. In addition, our credit facility is guaranteed by all of our material domestic subsidiaries. The credit facility requires, among other things, that we maintain certain financial ratios and limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, the amount of future investments and our ability to pay dividends. As of March 31, 2004, we were in compliance with these restrictive covenants. As of March 31, 2004 and December 31, 2003, respectively, we had outstanding borrowings under our credit facility of $181.3 million and $173.2 million, respectively, of which $12.5 million and $4.0 million, respectively, were outstanding under the revolving credit facility.

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

     The continuation of our acquisition strategy will require substantial capital. We currently intend to finance future acquisitions through issuances of our equity or debt securities and through borrowings under our credit facility. Using debt to complete acquisitions could substantially limit our operational and financial flexibility and using stock could dilute the ownership interests of our existing shareholders. The extent to which we will be able or are willing to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment. If we are unable to obtain additional capital on acceptable terms, we may be unable to grow through acquisitions. On April 20, 2004, we received $28.0 million in cash in connection with the sale of Well Safe, Inc. We expect to use these sale proceeds for capital expenditures, research and development and acquisitions. We may also use these proceeds to reduce our outstanding indebtedness.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We have not entered into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense by approximately $0.5 million for the three months ended March 31, 2004 and $0.4 million for the three months ended March 31, 2003.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     One of our subsidiaries, Charles Holston, Inc., has been named as a defendant in a case styled Bryson Adams, et al v. Environmental Purification Advancement Corporation, No. 99-1998, which was filed in Federal District Court for the Middle District of Louisiana. This lawsuit involves several hundred plaintiffs alleging personal injury and property damage associated with oilfield waste disposal practices over a 30-year period at a waste disposal facility located near Bayou Sorrel, west of Plaquemine Louisiana. The plaintiffs in these cases are seeking unspecified amounts of general, special and exemplary damages. A joint settlement agreement among the defendants in the case was approved by the plaintiffs and is pending final court approval, pursuant to which Charles Holston, Inc. would be dismissed from the case.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     The documents listed on the Exhibit Index following the signature pages hereto are filed with this Quarterly Report on Form 10-Q, and the contents of such Exhibit Index are hereby incorporated herein by reference.

     b. Reports on Form 8-K

     On January 29, 2004, the Company filed a Current Report on Form 8-K pursuant to which the Company furnished its earnings information for the quarter and year ended December 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          W-H ENERGY SERVICES, INC.

Date: May 7, 2004                         By:     /s/ JEFFREY L. TEPERA
                                            ------------------------------------
                                                     Jeffrey L. Tepera
                                             Vice President and Chief Financial
                                                           Officer
                                               (Principal Financial Officer)

Date: May 7, 2004                         By:   /s/ ERNESTO BAUTISTA, III
                                            ------------------------------------
                                                   Ernesto Bautista, III
                                                Vice President and Corporate
                                                          Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

NUMBER                                      EXHIBIT TITLE
------                                      -------------
    10.3       --    Employment Agreement of William J. Thomas, effective January
                     1, 2004
    10.11      --    Employment Agreement of Stuart J. Ford, effective January 1,
                     2004
    11.1       --    Computation of Per Share Earnings
    31.1       --    Certification of Chief Executive Officer of W-H Energy
                     Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002
    31.2       --    Certification of Chief Financial Officer of W-H Energy
                     Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley
                     Act of 2002
    32.1       --    Certification of Chief Executive Officer of W-H Energy
                     Services, Inc. pursuant 18 U.S.C. Section 1350
    32.2       --    Certification of Chief Financial Officer of W-H Energy
                     Services, Inc. pursuant 18 U.S.C. Section 1350