Form 10-Q
period 2004-06-30
W-H ENERGY SERVICES INC
filed 2004-08-06
CIK 1051034

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     As of August 2, 2004 there were outstanding 27,507,697 shares of common stock, par value $0.0001 per share, of the registrant.

===============================================================================

                           W-H ENERGY SERVICES, INC.

                                     INDEX

                                                                PAGE
                                                                ----
                                PART I
                        FINANCIAL INFORMATION
Item 1.  Financial Statements...............................         1
       Consolidated Balance Sheets (unaudited) -- June 30,
         2004 and December 31, 2003.........................         1
       Consolidated Statements of Operations and
         Comprehensive Income (Loss) (unaudited) -- Three
         and six months ended June 30, 2004 and 2003........         2
       Consolidated Statements of Cash Flows
         (unaudited) -- Six months ended June 30, 2004 and
         2003...............................................         3
       Notes to Consolidated Financial Statements
         (unaudited)........................................         4
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................        10
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................        15
Item 4.  Controls and Procedures............................        16

                               PART II
                          OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds..........        16
Item 4.  Submission of Matters to a Vote of Security
         Holders............................................        16
Item 6.  Exhibits and Reports on Form 8-K...................        17
Signatures..................................................        18

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
                                       ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 11,606     $ 11,878
  Accounts receivable, net of allowance of $4,285 and
     $4,465, respectively...................................    88,917       80,888
  Inventories...............................................    46,108       37,384
  Deferred income taxes.....................................     5,425        6,600
  Prepaid expenses and other................................     3,287        5,930
  Assets held for sale......................................     5,008       30,652
                                                              --------     --------
     Total current assets...................................   160,351      173,332
Property and equipment, net.................................   212,690      201,176
Goodwill and other intangibles, net.........................   116,545      116,876
Other assets, net...........................................     7,566        9,941
                                                              --------     --------
     Total assets...........................................  $497,152     $501,325
                                                              ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accrued liabilities.......................................  $ 26,372     $ 26,388
  Accounts payable..........................................    24,234       16,120
  Current maturities of long-term debt......................        --       10,763
  Liabilities associated with assets held for sale..........     1,273        5,511
                                                              --------     --------
     Total current liabilities..............................    51,879       58,782
Long-term debt, net of current maturities...................   160,310      166,962
Deferred income taxes.......................................    27,239       25,269
Other long-term obligations.................................     2,850        2,852
                                                              --------     --------
     Total liabilities......................................   242,278      253,865
                                                              --------     --------
Commitments and Contingencies
  Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................        --           --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized, 27,474,972 and 27,400,878 shares issued and
     outstanding, respectively..............................         3            3
  Additional paid-in capital................................   213,758      211,683
  Deferred compensation.....................................    (1,209)          --
  Other comprehensive income................................     6,653        6,667
  Retained earnings.........................................    35,669       29,107
                                                              --------     --------
     Total shareholders' equity.............................   254,874      247,460
                                                              --------     --------
     Total liabilities and shareholders' equity.............  $497,152     $501,325
                                                              ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                           FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                           ---------------------------   -------------------------
                                               2004           2003          2004          2003
                                           ------------   ------------   -----------   -----------
Revenues.................................  $   108,434    $    89,017    $   215,978   $   176,184
Costs and expenses:
  Cost of revenues.......................       63,531         50,219        126,447        97,615
  Selling, general and administrative....       20,350         16,108         41,871        33,227
  Research and development...............        3,305          3,015          6,343         5,568
  Depreciation and amortization..........       11,031          8,708         21,769        17,132
                                           -----------    -----------    -----------   -----------
     Total costs and expenses............       98,217         78,050        196,430       153,542
                                           -----------    -----------    -----------   -----------
     Operating income....................       10,217         10,967         19,548        22,642
Other (income) expense:
  Interest expense, net..................        5,301          1,973          7,569         3,761
  Other (income) expense, net............           (7)           110            (88)           17
                                           -----------    -----------    -----------   -----------
     Income before income taxes..........        4,923          8,884         12,067        18,864
  Provision for income taxes.............        1,896          3,508          4,646         7,351
                                           -----------    -----------    -----------   -----------
     Income from continuing operations...        3,027          5,376          7,421        11,513
     Income (loss) from discontinued
       operations, net of tax............       (1,432)           384           (859)          115
                                           -----------    -----------    -----------   -----------
     Net income..........................  $     1,595    $     5,760    $     6,562   $    11,628
                                           ===========    ===========    ===========   ===========
Comprehensive income (loss):
  Net income.............................  $     1,595    $     5,760    $     6,562   $    11,628
  Foreign currency translation
     adjustment..........................       (2,979)         1,571            (14)          810
                                           -----------    -----------    -----------   -----------
  Comprehensive income (loss)............  $    (1,384)   $     7,331    $     6,548   $    12,438
                                           ===========    ===========    ===========   ===========
Earnings per share:
  Basic..................................
       From continuing operations........  $      0.11    $      0.20    $      0.27   $      0.42
       From discontinued operations......        (0.05)          0.01          (0.03)         0.01
                                           -----------    -----------    -----------   -----------
          Total..........................  $      0.06    $      0.21    $      0.24   $      0.43
                                           ===========    ===========    ===========   ===========
  Diluted................................
       From continuing operations........  $      0.11    $      0.19    $      0.26   $      0.41
       From discontinued operations......        (0.05)          0.02          (0.03)         0.01
                                           -----------    -----------    -----------   -----------
          Total..........................  $      0.06    $      0.21    $      0.23   $      0.42
                                           ===========    ===========    ===========   ===========
Number of shares used in calculation of
  Earnings per share:
  Basic..................................   27,449,217     27,139,096     27,429,731    27,090,912
  Diluted................................   28,174,623     28,084,087     28,134,147    27,970,195

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                 2004          2003
                                                              -----------   ----------
Cash Flows from Operating Activities:
  Net income................................................   $   6,562     $ 11,628
  Adjustments to reconcile net income to cash provided by
     operating activities --
     Depreciation and amortization..........................      21,769       17,132
     Gain on the sale of assets.............................      (5,720)      (3,848)
     Deferred tax provision.................................       3,145        4,616
     Amortization of deferred compensation..................         109          202
     Write-off of deferred financing costs..................       3,123           --
     Amortization of deferred financing costs...............         685          470
     Tax benefit from employee stock option plan............         387          312
     Changes in operating assets and liabilities, excluding
      effects of acquisitions and discontinued
      operations --
       Increase in accounts receivable, net.................      (8,057)      (7,749)
       Increase in inventories..............................      (8,737)      (1,889)
       Decrease (increase) in prepaid expenses and other....       2,641         (322)
       Increase in other assets, net........................      (1,695)        (106)
       Increase (decrease) in accounts payable and accrued
        liabilities.........................................       8,089       (1,678)
                                                               ---------     --------
          Net cash provided by operating activities.........      22,301       18,768
                                                               ---------     --------
Cash Flows from Investing Activities:
  Additions to property and equipment.......................     (36,232)     (29,732)
  Proceeds from sale of property and equipment..............       9,428        6,772
                                                               ---------     --------
          Net cash used in investing activities.............     (26,804)     (22,960)
                                                               ---------     --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................     181,802       48,263
  Payments on debt..........................................    (199,217)     (46,476)
  Proceeds from the exercise of stock options and stock
     purchase warrants......................................         370          423
                                                               ---------     --------
          Net cash (used in) provided by financing
            activities......................................     (17,045)       2,210
                                                               ---------     --------
Effect of exchange rate changes on cash.....................        (130)       1,155
Effect of discontinued operations on cash...................      21,406       (1,014)
Net decrease in Cash and Cash Equivalents...................        (272)      (1,841)
Cash and Cash Equivalents, beginning of period..............      11,878        9,098
                                                               ---------     --------
Cash and Cash Equivalents, end of period....................   $  11,606     $  7,257
                                                               =========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BUSINESS ORGANIZATION

  DESCRIPTION OF COMPANY

     W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, "W-H") is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. W-H has the following primary lines of business:
(i) drilling related products and services, which include logging-while-drilling ("LWD"), measurement-while-drilling ("MWD"), directional drilling ("DD"), rental tools (including drill pipe), down-hole drilling motors and drilling fluids and
(ii) completion and workover related products and services, which include cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment, polymers and specialty chemicals, rental tools (including tubing) and coiled tubing.

  BASIS OF PRESENTATION

     The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

  DISCONTINUED OPERATIONS

     In March 2004, W-H committed to the divestiture of its maintenance and safety related products and services segment. Accordingly, this segment has been included in the Consolidated Statements of Operations and Comprehensive Income
(Loss) as discontinued operations and in the Consolidated Balance Sheets as assets and liabilities held for sale. On April 20, 2004, W-H completed the sale of Well Safe, Inc. ("WSI"), one of the two companies that comprise the maintenance and safety related products and services segment, for cash consideration of $28.0 million. Additionally, in June 2004, W-H wrote down the value of the remaining company that made up its maintenance and safety segment based on independent indications of market value received during the quarter. The net result of this activity was a loss of approximately $1.4 million associated with discontinued operations for the quarter ended June 30, 2004. Summary financial results for this segment are as follows:

                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30,            JUNE 30,
                                                  ------------------   -----------------
                                                    2004      2003      2004      2003
                                                  --------   -------   -------   -------
Revenues........................................  $ 3,483    $7,772    $13,238   $15,295
Income (loss) before taxes......................  $(2,295)   $  481    $(1,362)  $    43

  RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current presentation.

  ACCOUNTING POLICIES AND PROCEDURES

     W-H has not added to or changed its accounting policies since December 31, 2003. For a description of these policies, refer to Note 2 of the consolidated financials statements in W-H's Annual Report on Form 10-K for the year ended December 31, 2003.

2.  EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options, warrants and restricted shares. For the three months ended June 30, 2004 and 2003, shares of 725,406 and 944,991, respectively, resulting from the assumed exercise of outstanding options and warrants, were added to the denominator because the inclusion of such shares would be dilutive. For the six months ended June 30, 2004 and 2003, shares of 704,416 and 879,283, respectively, resulting from the assumed exercise of outstanding options and warrants, were added to the denominator because the inclusion of such shares would be dilutive. For the three months ended June 30, 2004 and 2003, shares 1,799,492 and 972,337, respectively, were excluded from the computation of earnings per common share, because the inclusion of such shares would be anti-dilutive. For the six months ended June 30, 2004 and 2003, shares of 1,841,811 and 1,390,837, respectively, were excluded from the computation of earnings per common share, because the inclusion of such shares would be anti-dilutive.

3.  DEBT

  CREDIT FACILITY

     On June 30, 2004, W-H closed on a $237.5 million revolving credit facility (the "Credit Facility") that matures on June 30, 2009. The outstanding balance under the Credit Facility was $160.3 million at June 30, 2004. This amount, along with a portion of the cash proceeds from the sale of WSI, was used to repay the entire balance under W-H's previous credit facility. As of June 30, 2004, W-H had approximately $4.7 million in letters of credit issued under the Credit Facility which leaves W-H with available borrowing capacity of $72.5 million.

     The Credit Facility bears interest, at W-H's election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.5% to 2.5% depending upon W-H's leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from 0.5% to 1.5% depending upon W-H's leverage ratio. As of June 30, 2004, W-H had elected to pay interest on its outstanding borrowings at LIBOR plus the then applicable margin of 2.0%.

     The Credit Facility is secured by a lien on substantially all of W-H's property and assets, a pledge of all of the capital stock of W-H's domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H's top tier foreign subsidiaries. In addition, the Credit Facility is guaranteed by all of W-H's domestic subsidiaries. The Credit Facility requires, among other things, that W-H maintain certain financial ratios, including a leverage ratio and a debt service coverage ratio, and a specified net worth. The Credit Facility further limits the amount of capital expenditures W-H may make, the amount of debt W-H may incur outside of the Credit Facility, the amount of future investments W-H may make, the ability of W-H to pay dividends and the ability of W-H to engage in certain business combination transactions.

     As a result of the repayment of W-H's previous credit facility, W-H wrote-off approximately $3.1 million in financing costs that had previously been deferred. This write-off has been included in the Consolidated Statements of Operations and Comprehensive Income (Loss) as interest expense. Additionally, W-H deferred financing costs associated with the Credit Facility of approximately $1.4 million as of June 30, 2004. These costs will be ratably amortized to interest expense over the five year term of the Credit Facility.

  SUBORDINATED DEBT

     In connection with the Coil Tubing Services, L.L.C. ("CTS") acquisition in May 2001, W-H issued $4.5 million in 9% convertible subordinated notes to eight individuals as partial consideration for the acquisition of CTS. The notes were paid in full in January 2004.

4.  STOCK OPTIONS

     A summary of W-H's stock options as of June 30, 2004 and December 31, 2003 is as follows:

                                                                        WEIGHTED AVERAGE
                                                            NUMBER OF    EXERCISE PRICE
                                                             OPTIONS       PER SHARE
                                                            ---------   ----------------
Outstanding December 31, 2003.............................  3,633,458        $13.20
Granted...................................................    251,500         15.97
Exercised/exchanged.......................................    (76,006)         4.89
Expired/canceled..........................................    (45,575)        20.50
                                                            ---------
Outstanding June 30, 2004.................................  3,763,377         13.46
                                                            ---------
Exercisable at June 30, 2004..............................  2,422,321         10.26
                                                            ---------

     The fair value of each option was estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used for the historical option grants: risk-free interest rate of 4.6%; dividend rate of zero; average expected life of 6.2 years and expected volatility of 52.5%. The 3,763,377 options outstanding as of June 30, 2004 have a weighted average remaining contractual life of 7.0 years.

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

     Had compensation expense for the stock options granted to employees and directors been determined using the fair value method, net income and diluted net income per share for the three and six months ended June 30, 2004 and 2003, respectively would have been reduced to the following pro forma amounts:

                                                             THREE MONTHS     SIX MONTHS ENDED
                                                            ENDED JUNE 30,        JUNE 30,
                                                            ---------------   ----------------
                                                             2004     2003     2004     2003
                                                            ------   ------   ------   -------
Net income, as reported...................................  $1,595   $5,760   $6,562   $11,628
Add: Total stock-based employee compensation expense
  included in reported net income, net of related tax
  effect..................................................      67     (124)      67       124
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effect...............................    (596)    (663)  (1,192)   (1,326)
                                                            ------   ------   ------   -------
Pro forma net income......................................  $1,066   $4,973   $5,437   $10,426
                                                            ======   ======   ======   =======
Earnings per share:
  As reported:
     Basic................................................  $ 0.06   $ 0.21   $ 0.24   $  0.43
     Diluted..............................................  $ 0.06   $ 0.21   $ 0.23   $  0.42
  Pro forma:
     Basic................................................  $ 0.04   $ 0.18   $ 0.20   $  0.38
     Diluted..............................................  $ 0.04   $ 0.18   $ 0.19   $  0.37

Weighted-average fair value per share of options
  granted.................................................  $17.75   $18.52   $15.97   $ 18.52
                                                            ======   ======   ======   =======

5.  EQUITY

     On May 12, 2004, W-H's shareholders approved the grant of 75,000 shares of restricted common stock to W-H's Chairman, President and Chief Executive Officer. Deferred compensation of approximately $1.3 million generated by this issuance has been recorded in shareholders' equity and is being amortized to compensation expense under the provisions of Financial Accounting Standards Board issued Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans -- an interpretation of APB Opinions No. 15 and 25."

6.  OPERATING SEGMENTS

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

  DRILLING RELATED PRODUCTS AND SERVICES

     The drilling related products and services segment provides products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. These products and services are used primarily throughout North America, Brazil and in selected areas of the Eastern Hemisphere. This segment includes the following business lines: (i) LWD; (ii) MWD; (iii) DD; (iv) down-hole drilling motors; (v) rental tools (including drill pipe) and (vi) drilling fluids.

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

  SUMMARY INFORMATION

     W-H recognizes revenues, cost of revenues, selling, general and administrative expense, research and development expense and depreciation and amortization expense by segment. Interest expense and other income (expense) are not monitored by segment. W-H also recognizes total assets and capital expenditures by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the three months ended June 30, 2004 (unaudited):

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $ 67,838    $ 40,596     $    --    $108,434
Operating income...........................     3,986       8,749      (2,518)     10,217
Depreciation and amortization..............     7,117       3,848          66      11,031
Total assets, net of assets held for
  sale.....................................   294,491     187,495      10,158     492,144
Capital expenditures.......................    15,345       6,246          49      21,640

     As of and for the three months ended June 30, 2003 (unaudited):

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $ 55,190    $ 33,827     $    --    $ 89,017
Operating income...........................     5,160       8,038      (2,231)     10,967
Depreciation and amortization..............     5,636       3,004          68       8,708
Total assets, net of assets held for
  sale.....................................   248,706     168,665       8,268     425,639
Capital expenditures.......................    10,678       5,696          16      16,390

     As of and for the six months ended June 30, 2004 (unaudited):

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $140,893    $ 75,085     $    --    $215,978
Operating income...........................     9,971      14,634      (5,057)     19,548
Depreciation and amortization..............    14,106       7,532         131      21,769
Total assets, net of assets held for
  sale.....................................   294,491     187,495      10,158     492,144
Capital expenditures.......................    24,220      11,924          88      36,232

     As of and for the six months ended June 30, 2003 (unaudited):

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $111,223    $ 64,961     $    --    $176,184
Operating income...........................    12,155      14,924      (4,437)     22,642
Depreciation and amortization..............    11,040       5,956         136      17,132
Total assets, net of assets held for
  sale.....................................   248,706     168,665       8,268     425,639
Capital expenditures.......................    18,808      10,808         116      29,732

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands) (unaudited):

  REVENUES

                                              FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                 ENDED JUNE 30,        ENDED JUNE 30,
                                              --------------------   -------------------
                                                2004        2003       2004       2003
                                              ---------   --------   --------   --------
United States...............................  $ 98,263    $77,346    $188,742   $150,519
North Sea...................................     4,119      6,723      11,552     14,853
Other.......................................     6,052      4,948      15,684     10,812
                                              --------    -------    --------   --------
  Total.....................................  $108,434    $89,017    $215,978   $176,184
                                              ========    =======    ========   ========

  OPERATING INCOME

                                                 FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                    ENDED JUNE 30,         ENDED JUNE 30,
                                                 ---------------------   -------------------
                                                   2004        2003        2004       2003
                                                 ---------   ---------   --------   --------
United States..................................   $10,894     $10,627    $20,400    $20,142
North Sea......................................    (1,911)       (324)    (3,271)       639
Other..........................................     1,234         664      2,419      1,861
                                                  -------     -------    -------    -------
  Total........................................   $10,217     $10,967    $19,548    $22,642
                                                  =======     =======    =======    =======

  LONG-LIVED ASSETS

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
United States...............................................  $310,929     $299,461
North Sea...................................................    16,885       18,262
Other.......................................................     8,987       10,270
                                                              --------     --------
  Total.....................................................  $336,801     $327,993
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

  DRILLING RELATED PRODUCTS AND SERVICES

     Revenue from our drilling related products and services segment constituted approximately 65% of our total consolidated revenue for the first six months of 2004. Approximately 81% of our drilling segment revenue for the first six months of 2004 was generated in the United States, including the Gulf of Mexico. The remaining 19% was generated in various international locations, including Canada, Brazil, Europe, North Africa and the Middle East. The majority of our revenue continues to be generated domestically. In July 2001, exploration and development activity levels in the United States peaked and began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738, which was comprised of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003. This increase, however, resulted entirely from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 830, 1,032 and 1,144 for 2002, 2003 and the six months ended June 30, 2004, respectively. Of these figures, land rigs comprised 717, 924 and 1,048, respectively, and offshore rigs comprised 113, 108 and 96, respectively, for the same periods.

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

     Outside of the United States, the North Sea remains our largest drilling segment market. According to statistics published by Baker Hughes, the number of rotary rigs operating in the North Sea declined from an average of 67 in January 2002 to an average of 46 in June 2004, after having reached a low of 35 in January 2004. We do not expect any marked increase in activity levels in the North Sea in the near term.

     As offshore drilling activity in the United States has stagnated over the last 24 months, the importance of maintaining market share has become critical. In response to this market condition, in October 2002, we made a strategic decision to enter the directional drilling ("DD") business in North America. As a result of this decision and the growth of the United States land rig count, we have successfully leveraged our new DD business to effect an increase in the utilization of our measurement-while-drilling ("MWD") and down-hole drilling motor fleet. The increased utilization of our MWD and down-hole drilling motor fleet has helped to offset decreases in utilization of our logging-while-drilling ("LWD") fleet, which is primarily driven by the United States offshore rig count.

     Additionally, our 12 1/4" 3-Dimensional Rotary Steerable ("3DRS") and Array Wave Resistivity ("AWR") technologies are the first new technologies to have been developed since PathFinder Energy Services, Inc., our MWD/LWD/DD subsidiary, was acquired in March 1999. Both technologies are being offered to the market on a commercial basis during the third quarter of 2004. We will initially offer these technologies to certain of our customers at prices which reflect a discount from market rates in order to provide an incentive to these customers to try our new services. We anticipate the first meaningful commercial revenues from these new technologies to occur in the fourth quarter of 2004. We expect commercialization of the 3DRS technology to improve the utilization of our LWD, MWD and DD services, as our customers often require that this type of technology be offered by a service company as a prerequisite to submitting a bid for a drilling project or contract. Introduction of our AWR technology is the first of our next generation of LWD tools, and we expect that it will allow us to offer our customers advanced resistivity measurements to include high pressure and high temperature well conditions. We will initially deploy these technologies in the Gulf of Mexico, Brazil and the North Sea. We are currently developing an 8 1/2" 3DRS tool and we expect to be able to offer this tool on a commercial basis by mid-year 2005.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     This segment provided approximately 35% of our total consolidated revenue for the first six months of 2004. Revenues provided by the completion and workover segment are almost entirely derived from the United States and the Gulf of Mexico. Although activity levels in the completion and workover of existing oil and natural gas wells are linked to commodity prices, our completion segment is less commodity price sensitive than our drilling segment. As a result, our completion and workover segment has provided stability during prolonged downturns in drilling activity. We have increased our revenue capacity in this segment through capital spending in 2002, 2003 and the first six months of 2004, which, when combined with our acquisitions, has strengthened and further diversified the operations of this segment.

  DISCONTINUED OPERATIONS

     In March 2004, we committed to the divestiture of our maintenance and safety related products and services segment. Accordingly, this segment has been included in the Consolidated Statements of Operations and Comprehensive Income
(Loss) as discontinued operations and in the Consolidated Balance Sheets as assets and liabilities held for sale. On April 20, 2004, we completed the sale of Well Safe, Inc. ("WSI"), one of the two companies that comprise the maintenance and safety related products and services segment, for cash consideration of $28.0 million. Additionally, in June 2004, we wrote down the value of the remaining company that made up our maintenance and safety segment based on independent indications of market value received during the quarter. The net result of this activity was a loss of approximately $1.4 million associated with discontinued operations for the quarter ended June 30, 2004. We anticipate that our future operating performance will be enhanced by this divestiture, as we will be better able to focus our attention on our core business segments.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-Q.

  THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

     Revenues. Revenues increased by $19.4 million, or approximately 22%, to $108.4 million for the three months ended June 30, 2004 from $89.0 million for the three months ended June 30, 2003. This increase was attributable to higher demand for certain of our products and services, particularly drilling/completion fluids, DD services, cased-hole wireline and coiled tubing, as well as the revenue contributions of Continental Directional Corp. and HydraCoil, Inc., which were acquired in November 2003, and Dutch, Inc., which was acquired in December 2003.

     Revenues from our drilling related products and services increased by $12.6 million, or approximately 23%, to $67.8 million for the three months ended June 30, 2004 from $55.2 million for the three months ended June 30, 2003. This increase was primarily attributable to the growth of our North American DD business, driven by the increase in land drilling activity levels in the United States, enhanced demand for our drilling fluids and rental tool products and the impact of the acquisitions that we consummated during the fourth quarter of 2003.

     Revenues from our completion and workover related products and services increased by $6.8 million, or approximately 20%, to $40.6 million for the three months ended June 30, 2004 from $33.8 million for the three months ended June 30, 2003. This increase was the result of higher utilization of our coiled tubing and cased-hole wireline fleet, demand for our completion fluids and the impact of the acquisitions that we consummated during the fourth quarter of 2003.

     Cost of Revenues. Cost of revenues increased by $13.3 million, or approximately 26% to $63.5 million for the three months ended June 30, 2004 from $50.2 million for the three months ended June 30, 2003. As a percentage of revenues, cost of revenues increased to 59% for the three months ended June 30, 2004 from 56% for the three months ended June 30, 2003. The increase in cost of revenues as a percentage of revenues was due to the continued effects of softness in pricing, increased insurance costs and our revenue mix. In particular, our revenue mix was affected by sales increases in our lower margin fluids products and DD services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.3 million, or approximately 27%, to $20.4 million for the three months ended June 30, 2004 from $16.1 million for the three months ended June 30, 2003. The increase was primarily attributable to the operating expenses associated with the businesses we acquired in the fourth quarter of 2003, as well as increased personnel costs related to expansion efforts within our DD business and corporate compliance initiatives as mandated by law. As a percentage of revenues, selling, general and administrative expenses increased to 19% for the three months ended June 30, 2004 from 18% for the three months ended June 30, 2003.

     Research and Development Expenses. Research and development expenses increased by $0.3 million, or approximately 10%, to $3.3 million for the three months ended June 30, 2004 from $3.0 million for the three months ended June 30, 2003. This increase was the result of increased research and development spending on our PathFinder technologies, including our 3DRS and AWR tools and other research and development initiatives.

     Depreciation and Amortization. Depreciation and amortization increased by $2.3 million, or approximately 26%, to $11.0 million for the three months ended June 30, 2004 from $8.7 million for the three months ended June 30, 2003. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisitions.

     Interest and Other Expense. Interest and other expense for the three months ended June 30, 2004 was $5.3 million, an increase of $3.3 million, or approximately 165%, from $2.0 million for the three months ended June 30, 2003. This increase was primarily due to the $3.1 million write-off of financing costs related to our previous credit facility.

     Net Income. Net income for the three months ended June 30, 2004 was $1.6 million, a decrease of $4.2 million, or approximately 72%, from the $5.8 million reported for the three months ended June 30, 2003.

  SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

     Revenues. Revenues increased by $39.8 million, or approximately 23%, to $216.0 million for the six months ended June 30, 2004 from $176.2 million for the six months ended June 30, 2003. This increase was attributable to higher demand for certain of our products and services, particularly drilling/completion fluids, DD services, cased-hole wireline and coiled tubing, as well as the revenue contributions of Continental Directional Corp. and HydraCoil, Inc., which were acquired in November 2003, and Dutch, Inc., which was acquired in December 2003.

     Revenues from our drilling related products and services increased by $29.7 million, or approximately 27%, to $140.9 million for the six months ended June 30, 2004 from $111.2 million for the six months ended June 30, 2003. This increase was primarily attributable to the growth of our North American DD business, driven by the increase in land drilling activity levels in the United States, enhanced demand for our drilling fluids and rental tool products and the impact of the acquisitions that we consummated during the fourth quarter of 2003.

     Revenues from our completion and workover related products and services increased by $10.1 million, or approximately 16%, to $75.1 million for the six months ended June 30, 2004 from $65.0 million for the six months ended June 30, 2003. This increase was the result of higher utilization of our coiled tubing and cased-hole wireline fleet, demand for our completion fluids and the impact of the acquisitions that we consummated during the fourth quarter of 2003.

     Cost of Revenues. Cost of revenues increased by $28.8 million, or approximately 30%, to $126.4 million for the six months ended June 30, 2004 from $97.6 million for the six months ended June 30, 2003. As a percentage of revenues, cost of revenues increased to 59% for the six months ended June 30, 2004 from 55% for the six months ended June 30, 2003. The increase in cost of revenues as a percentage of revenues was due to the continued effects of softness in pricing, increased insurance costs and our revenue mix. In particular, our revenue mix was affected by sales increases in our lower margin fluids products and DD services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.7 million, or approximately 26%, to $41.9 million for the six months ended June 30, 2004 from $33.2 million for the six months ended June 30, 2003. The increase was primarily attributable to the operating expenses associated with the businesses we acquired in the fourth quarter of 2003, as well as increased personnel costs related to expansion efforts within our DD business and corporate compliance initiatives as mandated by law. As a percentage of revenues, selling, general and administrative expenses remained flat at 19% for the six months ended June 30, 2004 and 2003.

     Research and Development Expenses. Research and development expenses increased by $0.7 million, or approximately 13%, to $6.3 million for the six months ended June 30, 2004 from $5.6 million for the six months ended June 30, 2003. This increase was the result of increased research and development spending on our PathFinder technologies, including our 3DRS and AWR tools and other research and development initiatives.

     Depreciation and Amortization. Depreciation and amortization increased by $4.7 million, or approximately 27%, to $21.8 million for the six months ended June 30, 2004 from $17.1 million for the six months ended June 30, 2003. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisitions.

     Interest and Other Expense. Interest and other expense for the six months ended June 30, 2004 was $7.5 million, an increase of $3.7 million, or approximately 97%, from $3.8 million for the six months ended June 30, 2003. This increase was primarily due to the $3.1 million write-off of financing costs related to our previous credit facility.

     Net Income. Net income for the six months ended June 30, 2004 was $6.6 million, a decrease of $5.0 million, or approximately 43%, from the $11.6 million reported for the six months ended June 30, 2003.

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

  CASH FLOW

     Working capital, excluding assets and liabilities held for sale, was $104.7 million as of June 30, 2004 and $89.4 million as of December 31, 2003. Net cash provided by operating activities was $22.3 million for the six months ended June 30, 2004 and $18.8 million for the six months ended June 30, 2003. The increase in working capital and cash flow from operating activities was principally attributable to higher operating levels across all business segments.

     Net cash used in investing activities was $26.8 million for the six months ended June 30, 2004 and $23.0 million for the six months ended June 30, 2003. Net cash used in investing activities was principally the result of capital expenditures, offset by lost-in-hole proceeds.

     Net cash used in financing activities was $17.0 million for the six months ended June 30, 2004. Net cash provided by financing activities was $2.2 million for the six months ended June 30, 2003. Changes in net cash related to financing activities were primarily the result of borrowings and repayments under our Credit Facility, which is described below.

     For the six months ended June 30, 2004, we made capital expenditures of $36.2 million, primarily for rental tool inventory, LWD and MWD tools, wireline equipment and coil tubing units, including expenditures for the replacement of equipment lost-in-hole. In addition, we incurred $6.3 million in research and development expenses for the six months ended June 30, 2004.

  OFF BALANCE SHEET FINANCING AND DERIVATIVE INSTRUMENTS

     With the exception of operating leases on real property and automobile leases, we have no off-balance sheet debt or other off-balance sheet financing arrangements. We have not entered into any derivative or other financial instruments for trading or speculative purposes.

  CAPITAL RESOURCES

     On June 30, 2004, we closed on a $237.5 million revolving credit facility (the "Credit Facility") that matures on June 30, 2009. The outstanding balance under the Credit Facility was $160.3 million at June 30, 2004. This amount, along with a portion of the cash proceeds from the sale of WSI, was used to repay the entire balance under our previous credit facility. As of June 30, 2004, we had approximately $4.7 million in letters of credit issued under the Credit Facility which leaves us with available borrowing capacity of $72.5 million.

     The Credit Facility bears interest, at our election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.5% to 2.5% depending upon our leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from 0.5% to 1.5% depending upon our leverage ratio. As of June 30, 2004, we had elected to pay interest on our outstanding borrowings at LIBOR plus the then applicable margin of 2.0%.

     The Credit Facility is secured by a lien on substantially all of our property and assets, a pledge of all of the capital stock of our domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our top tier foreign subsidiaries. In addition, the Credit Facility is guaranteed by all of our domestic subsidiaries. The Credit Facility requires, among other things, that we maintain certain financial ratios, including a leverage ratio and a debt service coverage ratio, and a specified net worth. The Credit Facility further limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the Credit Facility, the amount of future investments we may make, our ability to pay dividends and our ability to engage in certain business combination transactions. As of June 30, 2004, we were in compliance with these restrictive covenants.

     As a result of the repayment of our previous credit facility, we wrote-off approximately $3.1 million in financing costs that had previously been deferred. This write-off has been included in the Consolidated Statements of Operations and Comprehensive Income (Loss) as interest expense. Additionally, we deferred financing costs associated with the Credit Facility of approximately $1.4 million as of June 30, 2004. These costs will be ratably amortized to interest expense over the five year term of the Credit Facility.

  FUTURE CAPITAL REQUIREMENTS

     We anticipate that acquisitions of complementary companies, assets and product lines will continue to play an important role in our business strategy. While there are currently no unannounced agreements or ongoing negotiations for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time. Likewise, we will continue to need to make capital expenditures for tools and equipment and to make research and development expenditures to maintain and improve the quality of our products and services. We have made capital expenditures of $36.2 million through June 30, 2004 and currently estimate that we will make an aggregate of approximately $55 to $60 million of such expenditures in 2004. We have made research and development expenditures of $6.3 million through June 30, 2004 and currently estimate that we will make an aggregate of approximately $12 to $14 million of such expenditures in 2004.

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

     The continuation of our acquisition strategy will require substantial capital. We currently intend to finance future acquisitions through issuances of our equity or debt securities and through borrowings under our Credit Facility. Using debt to complete acquisitions could substantially limit our operational and financial flexibility, while using stock could dilute the ownership interests of our existing shareholders. The extent to which we will be able or are willing to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment. If we are unable to obtain additional capital on acceptable terms, we may be unable to grow through acquisitions. On April 20, 2004, we received $28.0 million in cash in connection with the sale of Well Safe, Inc. We have used these sale proceeds for capital expenditures, research and development and to reduce our outstanding indebtedness.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk. Market risk is the potential loss arising from adverse changes in market prices and rates. We have not entered into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense by approximately $0.8 million for the six months ended June 30, 2004 and 2003.

     Foreign Currency Exchange Risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently do not hedge against foreign currency translation risks and we believe that foreign currency exchange risk is unlikely to be significant to our operations.

     Stock Price Volatility. Our ability to raise capital at a reasonable cost of capital and to use shares of our common stock as consideration in acquisitions is, in part, affected by the market price of our stock. The market price of our stock may be influenced by many factors including variations in our earnings, variations in oil and natural gas prices, the level of exploration, development and production activity of, and the corresponding capital spending by, our customers, investor perceptions of us and other oilfield service companies and the liquidity of the market for our common stock.

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

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 12, 2004, our shareholders approved the grant of 75,000 shares of restricted common stock to Kenneth T. White, Jr., our Chairman, President and Chief Executive Officer. The issuance of these shares to Mr. White was not registered under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof, and no underwriters were involved in this issuance. Mr. White's restricted shares are subject to forfeiture restrictions pursuant to which he will be obligated to forfeit and surrender the shares back to us if he terminates his employment with us while the forfeiture restrictions are still effective. The forfeiture restrictions would terminate as to one-third of the restricted shares on the anniversary of the issuance of the restricted shares in 2005, 2006 and 2007 provided that Mr. White has remained employed by us. The forfeiture restrictions would also terminate (to the extent still in effect), if Mr. White's employment with us is terminated because of death or disability, if such employment is terminated by us without cause, if such employment is terminated by Mr. White with cause or upon a change of control of our company. While the forfeiture restrictions are applicable to the restricted shares, Mr. White will be entitled to vote the restricted shares and receive dividends declared thereon, if any.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2003 annual meeting of the shareholders of the Company was held on May 12, 2004. The purpose of the meeting was to elect members of our Board of Directors, approve the restatement of our 1997 Stock Option Plan, and to approve the proposed grant of 75,000 shares of restricted common stock to Kenneth T. White, Jr.

     At the annual meeting, each of our then current directors was re-elected. The votes cast for each nominee and the votes withheld were as follows:

                                                                 FOR       WITHHELD
                                                              ----------   ---------
Kenneth T. White, Jr........................................  23,479,505     882,916
Jonathan F. Boucher.........................................  23,770,655     591,766
J. Jack Watson..............................................  23,246,468   1,115,953
Christopher Mills...........................................  23,325,090   1,037,331
Robert H. Whilden, Jr.......................................  23,479,855     882,566
Milton L. Scott.............................................  22,935,168   1,427,253
John R. Brock...............................................  23,245,588   1,116,833

     In addition, the restatement of our 1997 Stock Option plan received the following votes: 16,920,142 votes for approval, 4,378,708 votes against, 1,194,756 abstentions, and 1,868,815 broker non-votes. The grant of 75,000 shares of restricted common stock to Kenneth T. White, Jr. received the following votes: 18,669,160 votes for approval, 3,415,262 votes against, 409,184 abstentions, and 1,868,815 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

     The documents listed on the Exhibit Index following the signature pages hereto are filed with this Quarterly Report on Form 10-Q, and the contents of such Exhibit Index are hereby incorporated herein by reference.

     b.  Reports on Form 8-K

     On April 21, 2004, the Company filed a Current Report on Form 8-K pursuant to which the Company announced the disposition of Well Safe, Inc., formerly a consolidated subsidiary of the Company.

     On April 27, 2004, the Company filed a Current Report on Form 8-K pursuant to which the Company furnished its earnings information for the quarter ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         W-H ENERGY SERVICES, INC.

Date: August 6, 2004                                       By: /s/ JEFFREY L. TEPERA
                                           ----------------------------------------------------------
                                                               Jeffrey L. Tepera
                                                   Vice President and Chief Financial Officer
                                                         (Principal Financial Officer)

Date: August 6, 2004                                     By: /s/ ERNESTO BAUTISTA, III
                                           ----------------------------------------------------------
                                                             Ernesto Bautista, III
                                                    Vice President and Corporate Controller
                                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX

NUMBER                                EXHIBIT TITLE
------                                -------------
10.4       --  W-H Energy Services, Inc. 1997 Stock Option Plan as
               restated, effective as of May 12, 2004 (incorporated by
               reference to Appendix B of the Company's Definitive Proxy
               Statement on Schedule 14A, filed April 6, 2004)
10.8*      --  Credit Agreement, dated as of June 30, 2004, among the
               Company as the borrower, various financial institutions, as the lenders, and Wells Fargo Bank, NA, as administrative
               agent
10.12*     --  Restricted Stock Agreement between the Company and Kenneth
               T. White, Jr. dated as of May 12, 2004
11.1*      --  Computation of Per Share Earnings
31.1*      --  Certification of Chief Executive Officer of W-H Energy
               Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002
31.2*      --  Certification of Chief Financial Officer of W-H Energy
               Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002
32.1*      --  Certification of Chief Executive Officer of W-H Energy
               Services, Inc. pursuant 18 U.S.C. Section 1350
32.2*      --  Certification of Chief Financial Officer of W-H Energy
               Services, Inc. pursuant 18 U.S.C. Section 1350

---------------

* Filed herewith