Form 10-Q
period 2004-09-30
W-H ENERGY SERVICES INC
filed 2004-11-04
CIK 1051034

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

     As of November 1, 2004 there were outstanding 27,726,055 shares of common stock, par value $0.0001 per share, of the registrant.

================================================================================

                           W-H ENERGY SERVICES, INC.

                                     INDEX

                                                                PAGE
                                                                ----
                                PART I
                        FINANCIAL INFORMATION
Item 1.  Financial Statements...............................         1
       Consolidated Balance Sheets (unaudited) -- September
         30, 2004 and December 31, 2003.....................         1
       Consolidated Statements of Operations and
         Comprehensive Income (unaudited) -- Three and nine
         months ended September 30, 2004 and 2003...........         2
       Consolidated Statements of Cash Flows
         (unaudited) -- Nine months ended September 30, 2004
         and 2003...........................................         3
       Notes to Consolidated Financial Statements
         (unaudited)........................................         4
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................        10
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................        15
Item 4.  Controls and Procedures............................        16

                               PART II
                          OTHER INFORMATION
Item 6.  Exhibits ..........................................        17
Signatures..................................................        18

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                          ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 13,174        $ 11,878
  Accounts receivable, net of allowance of $4,264 and
     $4,465, respectively...................................      93,425          80,888
  Inventories...............................................      45,803          37,384
  Deferred income taxes.....................................       5,193           6,600
  Prepaid expenses and other................................       6,517           5,930
  Assets held for sale......................................       4,979          30,652
                                                                --------        --------
     Total current assets...................................     169,091         173,332
Property and equipment, net.................................     225,245         201,176
Goodwill and other intangibles, net.........................     117,413         116,876
Other assets, net...........................................       7,574           9,941
                                                                --------        --------
     Total assets...........................................    $519,323        $501,325
                                                                ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accrued liabilities.......................................    $ 33,927        $ 26,388
  Accounts payable..........................................      24,906          16,120
  Current maturities of long-term debt......................          --          10,763
  Liabilities associated with assets held for sale..........       1,510           5,511
                                                                --------        --------
     Total current liabilities..............................      60,343          58,782
Long-term debt, net of current maturities...................     169,000         166,962
Deferred income taxes.......................................      25,554          25,269
Other long-term obligations.................................       2,850           2,852
                                                                --------        --------
     Total liabilities......................................     257,747         253,865
                                                                --------        --------
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................          --              --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized, 27,618,679 and 27,400,878 shares issued and
     outstanding, respectively..............................           3               3
  Additional paid-in capital................................     215,023         211,683
  Deferred compensation.....................................      (1,007)             --
  Other comprehensive income................................       6,633           6,667
  Retained earnings.........................................      40,924          29,107
                                                                --------        --------
     Total shareholders' equity.............................     261,576         247,460
                                                                --------        --------
     Total liabilities and shareholders' equity.............    $519,323        $501,325
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

                           W-H ENERGY SERVICES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                               ---------------------------   -------------------------
                                                   2004           2003          2004          2003
                                               ------------   ------------   -----------   -----------
Revenues.....................................   $  115,453     $   96,404    $  331,431    $  272,588
Costs and expenses:
  Cost of revenues...........................       67,544         56,326       193,991       153,941
  Selling, general and administrative........       22,288         18,732        64,159        51,959
  Research and development...................        3,871          2,828        10,214         8,396
  Depreciation and amortization..............       11,785          9,064        33,554        26,196
                                                ----------     ----------    ----------    ----------
     Total costs and expenses................      105,488         86,950       301,918       240,492
                                                ----------     ----------    ----------    ----------
     Operating income........................        9,965          9,454        29,513        32,096
Other (income) expense:
  Interest expense, net......................        1,619          2,023         9,188         5,784
  Other (income) expense, net................           21             18           (67)           35
                                                ----------     ----------    ----------    ----------
     Income before income taxes..............        8,325          7,413        20,392        26,277
  Provision for income taxes.................        3,205          2,883         7,851        10,234
                                                ----------     ----------    ----------    ----------
     Income from continuing operations.......        5,120          4,530        12,541        16,043
     Income (loss) from discontinued
       operations, net of tax................          135            149          (724)          264
                                                ----------     ----------    ----------    ----------
     Net income..............................   $    5,255     $    4,679    $   11,817    $   16,307
                                                ==========     ==========    ==========    ==========
Comprehensive income:
  Net income.................................   $    5,255     $    4,679    $   11,817    $   16,307
  Foreign currency translation adjustment....          (20)           382           (34)        1,192
                                                ----------     ----------    ----------    ----------
  Comprehensive income.......................   $    5,235     $    5,061    $   11,783    $   17,499
                                                ==========     ==========    ==========    ==========
Earnings per share:
  Basic
     From continuing operations..............   $     0.19     $     0.17    $     0.46    $     0.59
     From discontinued operations............           --             --         (0.03)         0.01
                                                ----------     ----------    ----------    ----------
       Total.................................   $     0.19     $     0.17    $     0.43    $     0.60
                                                ==========     ==========    ==========    ==========
  Diluted
     From continuing operations..............   $     0.18     $     0.16    $     0.45    $     0.57
     From discontinued operations............         0.01           0.01         (0.03)         0.01
                                                ----------     ----------    ----------    ----------
       Total.................................   $     0.19     $     0.17    $     0.42    $     0.58
                                                ==========     ==========    ==========    ==========
Number of shares used in calculation of
  earnings per share:
  Basic......................................   27,561,912     27,231,746    27,474,113    27,138,373
  Diluted....................................   28,321,330     28,025,390    28,146,237    27,909,487

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              --------------------
                                                                2004        2003
                                                              ---------   --------
Cash Flows from Operating Activities:
  Net income................................................  $  11,817   $ 16,307
  Adjustments to reconcile net income to cash provided by
     operating activities -- Depreciation and
     amortization...........................................     33,554     26,196
     Gain on the sale of assets.............................     (7,096)    (5,736)
     Deferred tax provision.................................      1,692      7,692
     Amortization of deferred compensation..................        311        303
     Write-off of deferred financing costs..................      3,123         --
     Amortization of deferred financing costs...............        757        757
     Tax benefit from employee stock option plan............      1,002        699
     Changes in operating assets and liabilities, excluding
      effects of acquisitions and discontinued operations --
       Increase in accounts receivable, net.................    (12,575)   (12,816)
       (Increase) decrease in inventories...................     (8,432)       460
       Increase in prepaid expenses and other...............       (590)    (2,826)
       Increase in other assets, net........................     (2,052)    (2,006)
       Increase in accounts payable and accrued
        liabilities.........................................     16,314        768
                                                              ---------   --------
          Net cash provided by operating activities.........     37,825     29,798
                                                              ---------   --------
Cash Flows from Investing Activities:
  Additions to property and equipment.......................    (60,666)   (45,878)
  Proceeds from sale of property and equipment..............     12,336      9,464
  Acquisition of business, net of cash acquired.............     (2,354)        --
                                                              ---------   --------
          Net cash used in investing activities.............    (50,684)   (36,414)
                                                              ---------   --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................    190,802    123,015
  Payments on debt..........................................   (199,527)   (97,956)
  Proceeds from the exercise of stock options and stock
     purchase warrants......................................      1,020        481
                                                              ---------   --------
          Net cash (used in) provided by financing
            activities......................................     (7,705)    25,540
                                                              ---------   --------
Effect of exchange rate changes on cash.....................        188      1,597
Effect of discontinued operations on cash...................     21,672       (481)
Net increase in Cash and Cash Equivalents...................      1,296     20,040
Cash and Cash Equivalents, beginning of period..............     11,878      9,098
                                                              ---------   --------
Cash and Cash Equivalents, end of period....................  $  13,174   $ 29,138
                                                              =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BUSINESS ORGANIZATION

  DESCRIPTION OF COMPANY

     W-H Energy Services, Inc., a Texas corporation (together with its subsidiaries, "W-H"), is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. W-H has the following primary lines of business:
(i) drilling related products and services, which include logging-while-drilling ("LWD"), measurement-while-drilling ("MWD"), directional drilling ("DD"), rental tools (including drill pipe), down-hole drilling motors and drilling fluids and
(ii) completion and workover related products and services, which include cased-hole wireline logging and perforating, tubing conveyed perforating and associated rental equipment, polymers and specialty chemicals, rental tools (including tubing) and coiled tubing.

  BASIS OF PRESENTATION

     The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

  DISCONTINUED OPERATIONS

     In March 2004, W-H committed to the divestiture of its maintenance and safety related products and services segment. Accordingly, this segment has been included in the Consolidated Statements of Operations and Comprehensive Income as discontinued operations and in the Consolidated Balance Sheets as assets and liabilities held for sale. On April 20, 2004, W-H completed the sale of Well Safe, Inc., one of the two companies that comprised the maintenance and safety related products and services segment, for cash consideration of $28.0 million. Additionally, in June 2004, W-H wrote down the value of the remaining company that made up its maintenance and safety segment based on independent indications of market value received during the quarter. Summary financial results for this segment are as follows:

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                ------------------    ------------------
                                                 2004       2003       2004       2003
                                                -------    -------    -------    -------
Revenues......................................  $1,701     $7,950     $14,939    $23,245
Income (loss) before taxes....................  $  (80)    $  195     $(1,442)   $   238

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

2.  EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and restricted shares. For the three months ended September 30, 2004 and 2003, shares of 759,418 and 793,644, respectively, resulting from the assumed exercise of outstanding options and restricted shares, were added to the denominator because the inclusion of such shares would be dilutive. For the nine months ended September 30, 2004 and 2003, shares of 672,123 and 771,114, respectively, resulting from the assumed exercise of outstanding options and restricted shares, were added to the denominator because the inclusion of such shares would be dilutive. For the three months ended September 30, 2004 and 2003, shares of 1,221,875 and 1,063,425, respectively, were excluded from the computation of earnings per common share, because the inclusion of such shares would be anti-dilutive. For the nine months ended September 30, 2004 and 2003, shares of 1,753,000 and 1,170,925, respectively, were excluded from the computation of earnings per common share, because the inclusion of such shares would be anti-dilutive.

3.  DEBT

  CREDIT FACILITY

     On June 30, 2004, W-H closed on a $237.5 million revolving credit facility (the "Credit Facility") that matures on June 30, 2009. As of September 30, 2004, W-H had an outstanding loan balance of $169.0 million and approximately $4.7 million in letters of credit issued under the Credit Facility leaving W-H with available borrowing capacity of $63.8 million.

     The Credit Facility bears interest, at W-H's election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.5% to 2.5% depending upon W-H's leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from 0.5% to 1.5% depending upon W-H's leverage ratio. As of September 30, 2004, W-H had elected to pay interest on its outstanding borrowings at LIBOR plus the then applicable margin of 2.0%.

     The Credit Facility is collateralized by a lien on substantially all of W-H's property and assets, a pledge of all of the capital stock of W-H's domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H's top tier foreign subsidiaries. In addition, the Credit Facility is guaranteed by all of W-H's domestic subsidiaries. The Credit Facility requires, among other things, that W-H maintain certain financial ratios, including a leverage ratio and a debt service coverage ratio, and a specified net worth. The Credit Facility further limits the amount of capital expenditures W-H may make, the amount of debt W-H may incur outside of the Credit Facility, the amount of future investments W-H may make, the ability of W-H to pay dividends and the ability of W-H to engage in certain business combination transactions.

     As a result of the repayment of W-H's previous credit facility, W-H wrote-off approximately $3.1 million in financing costs that had previously been deferred. This write-off has been included in the Consolidated Statements of Operations and Comprehensive Income as interest expense. Additionally, W-H deferred financing costs associated with the Credit Facility of approximately $1.5 million. These costs will be ratably amortized to interest expense over the five year term of the Credit Facility.

4.  STOCK OPTIONS

     A summary of W-H's stock options as of September 30, 2004 and December 31, 2003 is as follows:

                                                                        WEIGHTED AVERAGE
                                                            NUMBER OF    EXERCISE PRICE
                                                             OPTIONS       PER SHARE
                                                            ---------   ----------------
Outstanding December 31, 2003.............................  3,633,458        $13.20
Granted...................................................    561,500         18.10
Exercised/exchanged.......................................   (223,551)         4.62
Expired/canceled..........................................    (79,050)        20.38
                                                            ---------
Outstanding September 30, 2004............................  3,892,357         14.25
                                                            ---------
Exercisable at September 30, 2004.........................  2,474,237         11.55
                                                            ---------

     The fair value of each option was estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used for the historical option grants: risk-free interest rate of 4.12%; dividend rate of zero; average expected life of 6.08 years and expected volatility of 51.43%. The 3,892,357 options outstanding as of September 30, 2004 have a weighted average remaining contractual life of 7.2 years.

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

     Had compensation expense for the stock options granted to employees and directors been determined using the fair value method, net income and diluted net income per share for the three and nine months ended September 30, 2004 and 2003 would have been reduced to the following pro forma amounts:

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                ------------------    ------------------
                                                 2004       2003       2004       2003
                                                -------    -------    -------    -------
Net income, as reported.......................  $5,255     $4,679     $11,817    $16,307
Add: Total stock-based employee compensation
  expense included in reported net income, net
  of related tax effect.......................     124         62         191        186
Deduct: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effect..........................    (685)      (691)     (2,055)    (2,072)
                                                ------     ------     -------    -------
Pro forma net income..........................  $4,694     $4,050     $ 9,953    $14,421
                                                ======     ======     =======    =======
Earnings per share:
  As reported:
     Basic....................................  $ 0.19     $ 0.17     $  0.43    $  0.60
     Diluted..................................  $ 0.19     $ 0.17     $  0.42    $  0.58
  Pro forma:
     Basic....................................  $ 0.17     $ 0.15     $  0.36    $  0.53
     Diluted..................................  $ 0.17     $ 0.14     $  0.35    $  0.52
Weighted-average fair value per share of
  options granted.............................  $19.83     $18.64     $ 18.10    $ 18.55
                                                ======     ======     =======    =======

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

6.  OPERATING SEGMENTS

     Management has elected to aggregate W-H's business unit segments based on the differences in each segment's customers, the products and services offered and other economic characteristics. Based on these criteria, management has identified the following reportable segments: (i) drilling related products and services and (ii) completion and workover related products and services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

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

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     The completion and workover related products and services segment provides products and services primarily to customers onshore in the Gulf Coast region and offshore in the Gulf of Mexico. These products and services include: (i) cased-hole wireline logging and perforating, tubing conveyed perforating and associated rental equipment; (ii) polymers and specialty chemicals; (iii) rental tools (including tubing) and (iv) coiled tubing.

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

     As of and for the three months ended September 30, 2004 (unaudited):

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $ 73,865    $ 41,588     $    --    $115,453
Operating income...........................     4,816       7,818      (2,669)      9,965
Depreciation and amortization..............     7,559       4,153          73      11,785
Total assets, net of assets held for
  sale.....................................   303,162     191,628      19,554     514,344
Capital expenditures.......................    16,475       7,850         109      24,434

     As of and for the three months ended September 30, 2003 (unaudited):

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $ 65,803    $ 30,601     $    --    $ 96,404
Operating income...........................     7,093       4,934      (2,573)      9,454
Depreciation and amortization..............     5,898       3,054         112       9,064
Total assets, net of assets held for
  sale.....................................   257,074     171,116      30,642     458,832
Capital expenditures.......................     9,423       6,715           8      16,146

     As of and for the nine months ended September 30, 2004 (unaudited):

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $214,758    $116,673     $    --    $331,431
Operating income...........................    14,787      22,452      (7,726)     29,513
Depreciation and amortization..............    21,665      11,685         204      33,554
Total assets, net of assets held for
  sale.....................................   303,162     191,628      19,554     514,344
Capital expenditures.......................    40,695      19,774         197      60,666

     As of and for the nine months ended September 30, 2003 (unaudited):

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $177,026    $ 95,562     $    --    $272,588
Operating income...........................    19,248      19,858      (7,010)     32,096
Depreciation and amortization..............    16,938       9,010         248      26,196
Total assets, net of assets held for
  sale.....................................   257,074     171,116      30,642     458,832
Capital expenditures.......................    28,231      17,523         124      45,878

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands) (unaudited):

  REVENUES

                                              FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                              --------------------   -------------------
                                                2004        2003       2004       2003
                                              ---------   --------   --------   --------
United States...............................  $106,293    $77,336    $295,035   $227,854
North Sea...................................     4,397     13,135      15,949     27,988
Other.......................................     4,763      5,933      20,447     16,746
                                              --------    -------    --------   --------
  Total.....................................  $115,453    $96,404    $331,431   $272,588
                                              ========    =======    ========   ========

  OPERATING INCOME

                                               FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                               ---------------------    --------------------
                                                 2004         2003        2004        2003
                                               ---------    --------    --------    --------
United States................................   $10,539      $6,973     $30,939     $27,114
North Sea....................................      (882)      1,802      (4,153)      2,442
Other........................................       308         679       2,727       2,540
                                                -------      ------     -------     -------
  Total......................................   $ 9,965      $9,454     $29,513     $32,096
                                                =======      ======     =======     =======

  LONG-LIVED ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
United States...............................................    $322,643        $299,461
North Sea...................................................      15,623          18,262
Other.......................................................      11,966          10,270
                                                                --------        --------
  Total.....................................................    $350,232        $327,993
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

OVERVIEW OF THE MARKETS FOR OUR PRODUCTS AND SERVICES

     We are a diversified oilfield service company that provides (1) drilling related products and services and (2) completion and workover related products and services. Our customers include major and independent oil and natural gas companies, drilling contractors and other oilfield service companies.

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

  DRILLING RELATED PRODUCTS AND SERVICES

     Revenue from our drilling related products and services segment constituted approximately 65% of our total consolidated revenue for the first nine months of 2004. Approximately 83% of our drilling segment revenue for the first nine months of 2004 was generated in the United States, including the Gulf of Mexico. The remaining 17% was generated in various international locations, including Canada, Brazil, Europe, North Africa and the Middle East. The majority of our revenue continues to be generated domestically. In July 2001, exploration and development activity levels in the United States peaked and began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738, which was comprised of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003. This increase, however, resulted entirely from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 830, 1,032 and 1,173 for 2002, 2003 and the nine months ended September 30, 2004, respectively. Of these figures, land rigs comprised 717, 924 and 1,077, respectively, and offshore rigs comprised 113, 108 and 96, respectively, for the same periods.

     The recovery in exploration and development activity levels in the United States has impacted our revenue and earnings generated in this market. Although the overall rig count in the United States has increased, the offshore rig count, where we experience our highest operating margins, has yet to respond to the higher levels of natural gas prices and has even declined slightly from 2003. We believe that the overall outlook for natural gas exploration and development activity, nonetheless, remains positive. Natural gas production continues to decline, which should keep upward pressure on natural gas prices and should eventually generate a recovery in offshore drilling activity. However, the extent and timing of a recovery in offshore drilling activity remains difficult to predict.

     Outside of the United States, the North Sea remains our largest drilling segment market. According to statistics published by Baker Hughes, the number of rotary rigs operating in the North Sea declined from an average of 67 in January 2002 to an average of 35 in September 2004, after having reached a low of 31 in July 2004. We expect only a marginal increase in activity levels in the North Sea in the near term.

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

     Additionally, during the third quarter of 2004, we began to market our 12 1/4" 3-Dimensional Rotary Steerable ("3DRS") and Array Wave Resistivity ("AWR") technologies. These technologies were the first to be developed by PathFinder Energy Services, Inc., our MWD/LWD/DD subsidiary, since it was acquired in March 1999. We anticipate the first meaningful commercial revenues from these new technologies to occur in the fourth quarter of 2004. We expect commercialization of the 3DRS technology to improve the utilization of our LWD, MWD and DD services, as our customers are increasingly requiring this type of technology to be provided as a prerequisite to submitting a bid for a drilling project or contract. Introduction of our AWR technology is the first of our next generation of LWD tools, and we expect that it will allow us to offer our customers advanced resistivity measurements to include high pressure and high temperature well conditions. We will initially deploy these technologies in the Gulf of Mexico, Brazil and the North Sea. We are currently developing an 8 1/2" 3DRS tool and we expect to be able to offer this tool on a commercial basis in the second half of 2005.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     This segment provided approximately 35% of our total consolidated revenue for the first nine months of 2004. Revenues provided by the completion and workover segment are almost entirely derived from the United States and the Gulf of Mexico. Although activity levels in the completion and workover of existing oil and natural gas wells are linked to commodity prices, our completion segment is less commodity price sensitive than our drilling segment. As a result, our completion and workover segment has provided stability during prolonged downturns in drilling activity. We have increased our revenue capacity in this segment through capital spending in 2002, 2003 and the first nine months of 2004, which, when combined with our acquisitions, has strengthened and further diversified the operations of this segment.

  DISCONTINUED OPERATIONS

     In March 2004, we committed to the divestiture of our maintenance and safety related products and services segment. Accordingly, this segment has been included in the Consolidated Statements of Operations and Comprehensive Income as discontinued operations and in the Consolidated Balance Sheets as assets and liabilities held for sale. On April 20, 2004, we completed the sale of Well Safe, Inc., one of the two companies that comprised the maintenance and safety related products and services segment, for cash consideration of $28.0 million. Additionally, in June 2004, we wrote down the value of the remaining company that made up our maintenance and safety segment based on independent indications of market value received during the quarter. We anticipate that our future operating performance will be enhanced by this divestiture, as we will be better able to focus our attention on our core business segments.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-Q.

  THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

     Revenues. Revenues increased by $19.1 million, or approximately 20%, to $115.5 million for the three months ended September 30, 2004 from $96.4 million for the three months ended September 30, 2003. This increase was attributable to increases in capacity driven by capital expenditures, higher demand for certain of our products and services, particularly drilling/completion fluids, cased-hole wireline and coiled tubing, as well as the revenue contributions of businesses acquired in the fourth quarter 2003.

     Revenues from our drilling related products and services increased by $8.1 million, or approximately 12%, to $73.9 million for the three months ended September 30, 2004 from $65.8 million for the three months ended September 30, 2003. This increase was primarily attributable to increases in capacity driven by capital expenditures, enhanced demand for our drilling fluids and rental tool products and the impact of the acquisitions that we consummated during the fourth quarter of 2003.

     Revenues from our completion and workover related products and services increased by $11.0 million, or approximately 36%, to $41.6 million for the three months ended September 30, 2004 from $30.6 million for the three months ended September 30, 2003. This increase was the result of increases in capacity driven by capital expenditures, higher utilization of our coiled tubing and cased-hole wireline fleet, demand for our completion fluids and the impact of the acquisitions that we consummated during the fourth quarter of 2003.

     Cost of Revenues. Cost of revenues increased by $11.2 million, or approximately 20% to $67.5 million for the three months ended September 30, 2004 from $56.3 million for the three months ended September 30, 2003. As a percentage of revenues, cost of revenues remained flat at 58% for the three months ended September 30, 2004 and 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.6 million, or approximately 19%, to $22.3 million for the three months ended September 30, 2004 from $18.7 million for the three months ended September 30, 2003. The increase was primarily attributable to the operating expenses associated with the businesses we acquired in the fourth quarter of 2003, as well as increased personnel costs related to expansion efforts within our DD business and corporate compliance initiatives as mandated by law. As a percentage of revenues, selling, general and administrative expenses remained flat at 19% for the three months ended September 30, 2004 and 2003.

     Research and Development Expenses. Research and development expenses increased by $1.1 million, or approximately 39%, to $3.9 million for the three months ended September 30, 2004 from $2.8 million for the three months ended September 30, 2003. This increase was the result of increased research and development spending on our PathFinder technologies, including our 3DRS tools and other research and development initiatives.

     Depreciation and Amortization. Depreciation and amortization increased by $2.7 million, or approximately 30%, to $11.8 million for the three months ended September 30, 2004 from $9.1 million for the three months ended September 30, 2003. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisitions.

     Interest and Other Expense. Interest and other expense for the three months ended September 30, 2004 was $1.6 million, a decrease of $0.4 million, or approximately 20%, from $2.0 million for the three months ended September 30, 2003. This decrease was primarily due to the reduction in outstanding debt and cost of capital under our new credit facility.

     Net Income. Net income for the three months ended September 30, 2004 was $5.3 million, an increase of $0.6 million, or approximately 13%, from the $4.7 million reported for the three months ended September 30, 2003.

  NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

     Revenues. Revenues increased by $58.8 million, or approximately 22%, to $331.4 million for the nine months ended September 30, 2004 from $272.6 million for the nine months ended September 30, 2003. This increase was attributable to increases in capacity driven by capital expenditures, higher demand for certain of our products and services, particularly drilling/completion fluids, land-based DD services, cased-hole wireline and coiled tubing, as well as the revenue contributions of businesses acquired in the fourth quarter 2003.

     Revenues from our drilling related products and services increased by $37.8 million, or approximately 21%, to $214.8 million for the nine months ended September 30, 2004 from $177.0 million for the nine months ended September 30, 2003. This increase was primarily attributable to increases in capacity driven by capital expenditures, the growth of our North American DD business, driven by the increase in land drilling activity levels in the United States, enhanced demand for our drilling fluids and rental tool products and the impact of the acquisitions that we consummated during the fourth quarter of 2003.

     Revenues from our completion and workover related products and services increased by $21.1 million, or approximately 22%, to $116.7 million for the nine months ended September 30, 2004 from $95.6 million for the nine months ended September 30, 2003. This increase was the result of increases in capacity driven by capital expenditures, higher utilization of our coiled tubing and cased-hole wireline fleet, demand for our completion fluids and the impact of the acquisitions that we consummated during the fourth quarter of 2003.

     Cost of Revenues. Cost of revenues increased by $40.1 million, or approximately 26%, to $194.0 million for the nine months ended September 30, 2004 from $153.9 million for the nine months ended September 30, 2003. As a percentage of revenues, cost of revenues increased to 59% for the nine months ended September 30, 2004 from 56% for the nine months ended September 30, 2003. The increase in cost of revenues as a percentage of revenues was due to the continued effects of softness in pricing, increased insurance costs and our revenue mix. In particular, our revenue mix was affected by sales increases in our lower margin fluids products and DD services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $12.2 million, or approximately 23%, to $64.2 million for the nine months ended September 30, 2004 from $52.0 million for the nine months ended September 30, 2003. The increase was primarily attributable to the operating expenses associated with the businesses we acquired in the fourth quarter of 2003, as well as increased personnel costs related to expansion efforts within our DD business and corporate compliance initiatives as mandated by law. As a percentage of revenues, selling, general and administrative expenses remained flat at 19% for the nine months ended September 30, 2004 and 2003.

     Research and Development Expenses. Research and development expenses increased by $1.8 million, or approximately 21%, to $10.2 million for the nine months ended September 30, 2004 from $8.4 million for the nine months ended September 30, 2003. This increase was the result of increased research and development spending on our PathFinder technologies, including our 3DRS and AWR tools and other research and development initiatives.

     Depreciation and Amortization. Depreciation and amortization increased by $7.4 million, or approximately 28%, to $33.6 million for the nine months ended September 30, 2004 from $26.2 million for the nine months ended September 30, 2003. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisitions.

     Interest and Other Expense. Interest and other expense for the nine months ended September 30, 2004 was $9.1 million, an increase of $3.3 million, or approximately 57%, from $5.8 million for the nine months ended September 30, 2003. This increase was primarily due to the $3.1 million write-off of financing costs related to our previous credit facility.

     Net Income. Net income for the nine months ended September 30, 2004 was $11.8 million, a decrease of $4.5 million, or approximately 28%, from the $16.3 million reported for the nine months ended September 30, 2003.

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

  CASH FLOW

     Working capital, excluding assets and liabilities held for sale, was $105.3 million as of September 30, 2004 and $89.4 million as of December 31, 2003. Net cash provided by operating activities was $37.8 million for the nine months ended September 30, 2004 and $29.8 million for the nine months ended September 30, 2003. The increase in working capital and cash flow from operating activities was principally attributable to higher operating levels across all business segments.

     Net cash used in investing activities was $50.7 million for the nine months ended September 30, 2004 and $36.4 million for the nine months ended September 30, 2003. Net cash used in investing activities was principally the result of capital expenditures, offset by lost-in-hole proceeds.

     Net cash used in financing activities was $7.7 million for the nine months ended September 30, 2004. Net cash provided by financing activities was $25.5 million for the nine months ended September 30, 2003. Changes in net cash related to financing activities were primarily the result of borrowings and repayments under our Credit Facility, which is described below.

     For the nine months ended September 30, 2004, we made capital expenditures of $60.7 million, primarily for rental tool inventory, LWD and MWD tools, wireline equipment and coil tubing equipment, including expenditures for the replacement of equipment lost-in-hole. In addition, we incurred $10.2 million in research and development expenses for the nine months ended September 30, 2004.

  OFF BALANCE SHEET FINANCING AND DERIVATIVE INSTRUMENTS

     With the exception of operating leases on real property and automobile leases, we have no off-balance sheet debt or other off-balance sheet financing arrangements. We have not entered into any derivative or other financial instruments for trading or speculative purposes.

  CAPITAL RESOURCES

     On June 30, 2004, we closed on a $237.5 million revolving credit facility (the "Credit Facility") that matures on June 30, 2009. As of September 30, 2004, we had an outstanding loan balance of $169.0 million and approximately $4.7 million in letters of credit issued under the Credit Facility which leaves us with available borrowing capacity of $63.8 million.

     The Credit Facility bears interest, at our election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.5% to 2.5% depending upon our leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from 0.5% to 1.5% depending upon our leverage ratio. As of September 30, 2004, we had elected to pay interest on our outstanding borrowings at LIBOR plus the then applicable margin of 2.0%.

     The Credit Facility is collateralized by a lien on substantially all of our property and assets, a pledge of all of the capital stock of our domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our top tier foreign subsidiaries. In addition, the Credit Facility is guaranteed by all of our domestic subsidiaries. The Credit Facility requires, among other things, that we maintain certain financial ratios, including a leverage ratio and a debt service coverage ratio, and a specified net worth. The Credit Facility further limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the Credit Facility, the amount of future investments we may make, our ability to pay dividends and our ability to engage in certain business combination transactions. As of September 30, 2004, we were in compliance with these restrictive covenants.

     As a result of the repayment of our previous credit facility, we wrote-off approximately $3.1 million in financing costs that had previously been deferred. This write-off has been included in the Consolidated Statements of Operations and Comprehensive Income as interest expense. Additionally, we deferred financing costs associated with the Credit Facility of approximately $1.5 million. These costs will be ratably amortized to interest expense over the five year term of the Credit Facility.

  FUTURE CAPITAL REQUIREMENTS

     We anticipate that acquisitions of complementary companies, assets and product lines will continue to play an important role in our business strategy. While there are currently no unannounced agreements or ongoing negotiations for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time. Likewise, we will continue to need to make capital expenditures for tools and equipment and to make research and development expenditures to maintain and improve the quality of our products and services. We have made capital expenditures of $60.7 million through September 30, 2004 and currently estimate that we will make an aggregate of approximately $75 million of such expenditures in 2004. We have made research and development expenditures of $10.2 million through September 30, 2004 and currently estimate that we will make an aggregate of approximately $14 million of such expenditures in 2004.

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

     The continuation of our acquisition strategy will require substantial capital. We currently intend to finance future acquisitions through issuances of our equity or debt securities and through borrowings under our Credit Facility. Using debt to complete acquisitions could substantially limit our operational and financial flexibility, while using stock could dilute the ownership interests of our existing shareholders. The extent to which we will be able or are willing to use our common stock to make acquisitions will depend on its market value at the time and the willingness of potential sellers to accept it as full or partial payment. If we are unable to obtain additional capital on acceptable terms, we may be unable to grow through acquisitions. On April 20, 2004, we received $28.0 million in cash in connection with the sale of Well Safe, Inc. We have used these sale proceeds for capital expenditures, research and development expenditures and to reduce our outstanding indebtedness.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk. Market risk is the potential loss arising from adverse changes in market prices and rates. We have not entered into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense by approximately $1.3 million for the nine months ended September 30, 2004 and 2003.

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

ITEM 6.  EXHIBITS

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

                                         W-H ENERGY SERVICES, INC.

Date: November 4, 2004                                     By: /s/ JEFFREY L. TEPERA
                                           ----------------------------------------------------------
                                                               Jeffrey L. Tepera
                                                   Vice President and Chief Financial Officer
                                                         (Principal Financial Officer)

Date: November 4, 2004                                   By: /s/ ERNESTO BAUTISTA, III
                                           ----------------------------------------------------------
                                                             Ernesto Bautista, III
                                                    Vice President and Corporate Controller
                                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX

NUMBER                                EXHIBIT TITLE
------                                -------------
11.1*      --  Computation of Per Share Earnings
31.1*      --  Certification of Chief Executive Officer of W-H Energy
               Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002
31.2*      --  Certification of Chief Financial Officer of W-H Energy
               Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002
32.1*      --  Certification of Chief Executive Officer of W-H Energy
               Services, Inc. pursuant 18 U.S.C. Section 1350
32.2*      --  Certification of Chief Financial Officer of W-H Energy
               Services, Inc. pursuant 18 U.S.C. Section 1350

---------------

* Filed herewith