Form 10-K
period 2004-12-31
W-H ENERGY SERVICES INC
filed 2005-03-14
CIK 1051034

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                             ---------------------

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

     As of June 30, 2004, approximately 27,474,972 shares of common stock, par value $0.0001 per share, of the registrant were outstanding, and the aggregate market value of the outstanding shares of common stock of the registrant held by non-affiliates (based on the closing price of such shares on the New York Stock Exchange on such date) was approximately $448.2 million. The determination of stock ownership by non-affiliates was made solely for the purpose of providing the foregoing market capitalization information, and the registrant is not bound by such determination for any other purpose.

     As of February 11, 2005, approximately 27,884,153 shares of common stock, par value $0.0001 per share, of the registrant were outstanding and the aggregate market value of the outstanding shares of common stock of the registrant held by non-affiliates (based on the closing price of such shares on the New York Stock Exchange on such date) was approximately $593.3 million. The determination of stock ownership by non-affiliates was made solely for the purpose of providing the foregoing market capitalization information, and the registrant is not bound by such determination for any other purpose.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders, which the Registrant intends to file within 120 days of December 31, 2004, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           W-H ENERGY SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I
Item 1.          Business....................................................     1
Item 2.          Properties..................................................    20
Item 3.          Legal Proceedings...........................................    21
Item 4.          Submission of Matters to a Vote of Security Holders.........    21

PART II
Item 5.          Market for Registrant's Common Equity and Related               21
                 Stockholder Matters.........................................
Item 6.          Selected Consolidated Financial Data........................    23
Item 7.          Management's Discussion and Analysis of Financial Condition     24
                 and Results of Operations...................................
Item 7A.         Quantitative and Qualitative Disclosures about Market           32
                 Risk........................................................
Item 8.          Consolidated Financial Statements and Supplementary Data....    33
Item 9.          Changes in and Disagreements with Accountants on Accounting     33
                 and Financial Disclosure....................................
Item 9A.         Controls and Procedures.....................................    33
Item 9B.         Other Information...........................................    34

PART III
Item 10.         Directors and Executive Officers of the Registrant..........    34
Item 11.         Executive Compensation......................................    34
Item 12.         Security Ownership of Certain Beneficial Owners and             34
                 Management and Related Stockholder Matters..................
Item 13.         Certain Relationships and Related Transactions..............    34
Item 14.         Principal Accountant Fees and Services......................    34

PART IV
Item 15.         Exhibits and Financial Statement Schedules..................    34
Signatures...................................................................    36
Financial Statements.........................................................   F-1
Exhibit Index

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. We have operations in North America and select areas internationally. Since our formation in 1989, we have entered the following lines of business through acquisitions, and we have expanded our product and service offerings through a combination of acquisitions, internal growth and research and development:

     - drilling related products and services, which include logging-while-drilling, or LWD, measurement-while-drilling, or MWD, directional drilling, rental tools (including drill pipe), down-hole drilling motors and drilling fluids; and

     - completion and workover related products and services, which include cased-hole wireline logging and perforating, tubing conveyed perforating and associated rental equipment, polymers and specialty chemicals, rental tools (including tubing) and coiled tubing.

     We focus on products and services that provide our customers with alternatives to the integrated services typically marketed by the major integrated oilfield service companies. We believe our business approach enables us to compete successfully against these larger oilfield service companies by:

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

     In this report, unless otherwise specified, "W-H" and "we," "our," "us" and "our company" refer to W-H Energy Services, Inc., a Texas corporation, and/or one or more of its subsidiaries. General information about us can be found at our internet website (www.whes.com). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports and forms that we file with the U.S. Securities and Exchange Commission, or SEC, or that are filed with the SEC in respect of our company, such as Forms 3, 4 and 5, as well as any amendments and exhibits to the foregoing reports and forms, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

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

     Following is a discussion of our business lines, our strategy, our research and development initiatives and certain risks we face.

BUSINESSES

  DRILLING RELATED PRODUCTS AND SERVICES

     Our drilling related products and services segment provides a broad range of products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. Our drilling related products and services are used primarily in North America and select areas internationally. We currently are conducting operations onshore in Canada, Brazil, Europe, North Africa and the Middle East and offshore in the North Sea, the Persian Gulf, the Gulf of the Suez, the Mediterranean Sea and off the coast of Brazil. Our drilling related products and services segment includes the following business lines:

     - LWD, MWD and directional drilling;

     - down-hole drilling motors;

     - rental tools (including drill pipe); and

     - drilling fluids.

     LWD, MWD and Directional Drilling. We are one of a few companies worldwide that currently has the technological capability to offer a full complement of LWD products and services. LWD tools provide real-time data about the physical properties of downhole formations such as pressure, porosity and permeability. In addition to indicating the possible presence of oil and natural gas, this data also assists in improving drilling performance.

     Before the introduction of LWD technology, well formation data was typically obtained by lowering evaluation tools into the well with armored electro-mechanical cable, or wireline, from a truck on land or a skid unit offshore. Traditional open-hole wireline information can only be obtained after the well has been drilled or during the drilling process if drilling is halted and the drill string is removed from the well. An advantage that LWD has over traditional open-hole wireline logging is that costs are reduced because drilling rig downtime is minimized. These savings can be substantial for offshore jobs where day rates for drilling currently range from an average of about $25,000 per day in shallow waters to an average of about $160,000 per day in deep waters. In addition, the real-time information transmitted during the drilling process can assist in making drilling decisions such as altering the path of the well-bore to a point in the formation which, when compared with previously obtained seismic data, provides for enhanced recovery of oil and natural gas.

     We also offer MWD products and services, which use down-hole electronic instruments to help locate and direct the drill bit to the intended target. This capability is particularly advantageous when drilling directional (non-vertical) wells, which represent an increasing percentage of overall drilling activity, particularly offshore. In order to drill a directional well, the driller must be able to determine the precise direction the drill bit is moving during the drilling operation. MWD tools assist the driller in making this determination by transmitting data to the surface enabling the driller to adjust the drilling path as necessary during the drilling process.

     We provide directional drilling services in North America and in select areas internationally. Directional drilling involves directing the well-bore along a predetermined path to optimally recover oil and natural gas from a reservoir. These services are used to more accurately drill vertical wells and to drill deviated or directional wells (which deviate from vertical by a planned angle and direction), horizontal wells (which are sections of wells drilled perpendicular or nearly perpendicular to vertical) and extended reach wells (which are deviated over extended distances). We entered the directional drilling market in North America in October 2002 and believe that doing so has increased the domestic utilization of our MWD, LWD and down-hole drilling motor fleet. Prior to that time, we provided directional drilling services only in select areas of the Eastern Hemisphere.

     Our LWD, MWD and directional drilling services are provided by our wholly owned subsidiary, PathFinder Energy Services, Inc. We market these services through an internal sales force. Our customers typically utilize these services on a per well or per project basis. We charge our customers for these services primarily on a per day rental basis.

     Down-hole Drilling Motors. We are a supplier of down-hole drilling motors and a manufacturer of their replaceable parts. We provide down-hole drilling motors internally to PathFinder's directional drilling business and to other oilfield service companies. Our drilling motors business is conducted by our two wholly owned subsidiaries, Drill Motor Services, Inc. and Dyna-Drill Technologies, Inc.

     Drill Motor Services' rental product line consists of a wide range of sizes of down-hole drilling motors ranging from 1 11/16 inches to 11 1/2 inches in outside diameter for use at various drilling depths. The components of the drill motor are designed to operate at various speeds and torque levels and to withstand severe environmental conditions such as high temperatures, hard rock and abrasive drilling fluids.

     Power sections and bearing packs for Dyna-Drill(R) down-hole drilling motors are manufactured by our subsidiary, Dyna-Drill Technologies. In addition to complementing our Drill Motor Services line of down-hole drilling motors, our manufacturing capability enables us to support our own motor lines and to provide manufacturing and repair services for other oilfield service companies. Dyna-Drill Technologies is one of only a limited number of companies worldwide that manufactures the power sections and bearing packs for down-hole drilling motors.

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

     - pipe handling equipment; and

     - side entry subs and our patented lockdown lubricator system (described below under "Research and Development: Patents and Technologies").

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

     Our rental tool business is conducted by our wholly-owned subsidiaries Thomas Energy Services, Inc., through its Thomas Tools division, and Dutch, Inc. These rental tools and related services are marketed through our internal sales force. The majority of our equipment and tools are rented to our customers on a per day rental basis.

     Drilling Fluids. Drilling fluid products are used to cool and lubricate the drill bit during drilling operations, to contain formation pressures and to suspend and remove rock cuttings from the borehole while maintaining the stability of the well-bore. We manufacture, package, transport, warehouse and wholesale drilling fluids and drilling fluid chemicals and additives. We also provide size reduction services of environmentally approved solids used in control of loss circulation and seepage. Our customers, which include retail drilling fluid companies, specialty fluid companies and other oilfield service companies, use our drilling fluid products throughout the world.

     Our drilling fluid chemicals and additives are used in the production and maintenance of:

     - water-based drilling fluids, which are the most widely used drilling fluids, having application in both land and offshore environments;

     - oil-based drilling fluids, which are used primarily to drill water-sensitive shale and in drilling conditions where stuck pipe is more likely to occur; and

     - synthetic-based drilling fluids, which are used where oil-based fluids are prohibited for environmental reasons, or where high performance and safety are an issue.

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

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     Our completion and workover related products and services segment provides a broad range of products and services primarily to customers in and along the Gulf of Mexico. These products and services include:

     - cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment and services;

     - polymers and specialty chemicals;

     - rental tools (including tubing); and

     - coiled tubing.

     Cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment and services. We provide cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment services to oil and natural gas companies. Cased-holes are wells that have been drilled and in which casing has been installed to stabilize the hole. Cased-holes typically are either ready to produce or are already producing oil and natural gas. The majority of our revenues from this business are generated by repeat business on existing wells. Consequently, this business typically provides more stable revenue during periods of reduced drilling activity. Our services include:

     - Logging Services. Logging involves the gathering of down-hole information to identify various characteristics about the formation or zone to be produced. Logging services are performed by lowering armored electro-mechanical cable, or wireline, into a well from a truck on land or a skid unit offshore. These units contain instrumentation and computer equipment used to chart and record down-hole information.

     - Perforating Services. Perforating involves creating a pathway for oil and natural gas to flow into a completed and cased well from a reservoir. Once a well has been drilled and cased and is ready for production, a perforating gun is lowered into the well using wireline and a shaped explosive charge is detonated in the zone from which production is desired. The resulting perforations in the casing allow oil and natural gas to flow into the casing where they are carried to the surface. Perforating is also used in wells that are already producing to improve the production rate of oil and natural gas. For example, perforating might be used to restore or improve production in a producing well that has become congested by sand or might be used to create production from a new zone once a deeper zone or formation has been depleted.

     - Tubing Conveyed Perforating/Drill Stem Testing. Tubing conveyed perforating, or TCP, involves the use of drill pipe, tubing or coil tubing, to convey the perforating assembly to the required depth. Drill stem testing, or DST, is a method of determining the producing potential of a formation by allowing the formation fluids to flow into the borehole. The use of these tools together allows our customers to evaluate and complete oil and gas wells in a more efficient and safer manner relative to conventional techniques.

     - Rental Equipment and Services. Wireline rental equipment includes grease injector units, pipe recovery lubricators, air compressors, high pressure risers, wireline blow-out preventers and flanges.

     We conduct our cased-hole wireline logging and perforating business through our wholly owned subsidiaries, Perf-O-Log, Inc. and E.M. Hobbs, L.P. Our wireline rental equipment is offered through our wholly owned subsidiary, Boyd's Bit Service, Inc. which conducts business as Boyd's Rental Tools. A wireline job typically involves the use by a skilled operator of a logging and perforating unit and certain specialized rental equipment at a customer's well site. We market these services through an internal sales force and our customers typically utilize these services on a per well basis. We charge our customers on a per day or per job basis.

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

     Our rental tool business is conducted by our wholly-owned subsidiary Thomas Energy Services, Inc., through its Thomas Tubing Specialists division. We market our rental tools through an internal sales force. Our customers typically utilize tools on a per well basis and we charge our customers for rental tools primarily on a per day rental basis.

     Coiled Tubing. We provide coiled tubing conveyed well intervention services to oil and natural gas companies. A typical coiled tubing job involves the use of a coiled tubing unit by one or more skilled operators at a customer well site. We own and operate a fleet of coiled tubing units that are used in a variety of well-bore applications, including foam washing, acidizing, displacing, cementing, gravel packing and jetting. In addition to these services, we use modeling software for coiled tubing applications to provide optimal job design and cost saving solutions for our customers.

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

  DISCONTINUED OPERATIONS

     In March 2004, we committed to the divestiture of our maintenance and safety related products and services segment. Accordingly, this segment has been included in the Consolidated Statements of Operations and Comprehensive Income as discontinued operations and in the Consolidated Balance Sheets as assets and liabilities held for sale. In April 2004, we completed the sale of Well Safe, Inc., one of the two companies that formerly comprised the maintenance and safety related products and services segment, for cash consideration of $28.0 million. Additionally, in December 2004, we sold the remaining entity that formerly comprised this segment, Charles Holston, Inc., for consideration of $2.0 million, consisting of $1.0 million in cash and a $1.0 million subordinated promissory note due December 31, 2009. We sold Well Safe and Charles Holston pursuant to customary stock purchase agreements in which we made customary representations and warranties, agreed to customary covenants and agreed to indemnify the buyers of these businesses for certain matters, subject to certain caps, limitations and deductibles. These sales resulted in a loss of $5.1 million for the year ended December 31, 2004.

     For a summary of our reportable segments and operations by geographical region as of and for the years ended December 31, 2004, 2003 and 2002, see Note 12 to our Consolidated Financial Statements, which information is incorporated herein by reference.

STRATEGY

     Our strategy is to grow revenues and earnings by providing our customers with an alternative to the major integrated oilfield service companies while preserving our entrepreneurial culture. Our strategy consists of the following key components:

     Provide Leading Technology Solutions to Our Customers. We believe technology is an important aspect of our business. Improving technology helps us provide our customers with more efficient and cost effective tools to find and produce oil and natural gas. In fiscal year 2004, we spent approximately $15.5 million on research and development initiatives, and we plan to spend approximately $18 million on these initiatives in 2005. We are committed to investing substantial time and resources in building our technology-based products and services. We believe our new products and services are among the best in the industry and will provide us with the opportunity to grow our business and service the needs of our customers.

     Maintain a Diverse Source of Revenues within the Oilfield Services Industry. We believe that the value and stability of our company will be enhanced if we continue to broaden and diversify our revenue base, both operationally and geographically. We believe that the products and services provided by our completion and workover segment provide a measure of revenue stability during periods of low drilling activity when demand for our drilling related products and services is reduced. We have devoted substantial time and capital to accomplish this diversification of our business lines, both through organic growth and through acquisitions, and we expect to continue to do so in the future.

     Capitalize on Trends in the Gulf of Mexico. We believe that many of the larger integrated oil and natural gas companies are increasingly focused on projects in the deeper waters of the Gulf of Mexico and in international locations. As a consequence, we believe that independent oil and natural gas companies are becoming more prominent players in exploration, development and production activity in the Gulf of Mexico, especially in this areas' shallow waters. We believe that we have good working relationships with many of these independent oil and natural gas companies, and we plan to capitalize on these relationships to increase the utilization of our tools and personnel.

     Capitalize on the Growth of Offshore and Directional Drilling. A substantial portion of our drilling related products and services are designed for use in directional drilling onshore and directional and vertical drilling offshore. While the overall level of drilling activity fluctuates based on the industry environment, we believe that the long-term trends in directional drilling are positive. We provide directional drilling services in North America and in select areas internationally. We believe that providing directional drilling services will continue to increase the utilization of some of our other products and services, such as MWD, LWD, down-hole drilling motors and rental tools.

     Expand the Breadth and Scope of Our International Operations. Although our operations are focused primarily in the United States, we believe that larger oil and natural gas exploration and development projects are increasingly located in international locations. We will continue to seek to selectively capitalize on this trend in international locations where we offer LWD and MWD products and services, directional drilling services and down-hole drilling motors.

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

     We maintain insurance policies providing coverage for risks that we believe are consistent with industry standards and that meet the requirements of our customers. We have deductibles under these policies in amounts we believe to be customary and reasonable. Although we believe that we maintain insurance coverages that are adequate in amount and type for the risks associated with our businesses, there is always a risk that our insurance may not be sufficient to cover any particular loss. In addition, our insurance does not provide coverage for all liabilities, including liability for some events involving pollution. Finally, insurance rates have recently been subject to increases and wide fluctuations, and, during the last five fiscal years our cost of insurance and deductibles have increased substantially. Changes in coverage, insurance markets and our industry, and events affecting our company, may result in future increases in our insurance costs and in higher deductibles and retentions.

RESEARCH AND DEVELOPMENT: TECHNOLOGY INITIATIVES

     Several of our subsidiaries conduct research and development initiatives at their facilities. Our subsidiary Pathfinder Energy Services, Inc. maintains a research and development facility in Houston, Texas, at which most of our LWD, MWD and directional drilling technology is developed. We invest heavily in research and development in an effort to improve our existing product and service offerings and to satisfy customer demand for tools, products and services that will increase the efficiency of their operations. Our expenditures for research and development were $15.5 million, $11.2 million and $10.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Recently Commercialized Technologies. Some of our recently commercialized technologies include:

     - PathMaker(R) 3-Dimensional Rotary Steerable, or 3DRS, technology for
       12 1/4-inch borehole size. This technology facilitates full steering and propulsion of a drill string in any direction, with or without the use of a down-hole drilling motor, with real-time at-surface feedback as to the tool's performance and well placement. Aspects of this technology are patented or patent-pending.

     - Array Wave Resistivity (AWR(TM)) technology. Tools and data analysis in this technology improve the precision and reliability of formation data obtained through the analysis of electromagnetic wave transmissions through the formation surrounding a well-bore. Aspects of this technology are patented or patent-pending.

     - E-sonic(TM) acoustic tool technology. This technology enhances the precision and measurement quality of our proven and patented sonic formation evaluation technology.

     - Matrix-3(TM) tungsten carbide-based metal coating technology. These coatings deliver improved resistance to wear, corrosion and impact to metal components used in drilling and other down-hole applications, such as motor bearings used in down-hole drilling motors. The coating process is a confidential process, developed independently in-house, based on proven tungsten carbide metallurgy and brazing technologies.

     - Guardian(TM) sensor spool technology. This patented tool detects the precise location of pipe tool joints and connections during tripping, snubbing or removal of pipe through the well-bore, thereby allowing for increased safety and fewer equipment failures, while greatly enhancing operating efficiency.

     - Pay Zone Inclination Gamma (PZIG(TM)) directional survey technology. This technology includes deployment of independent drilling subs at or near the drill bit, from which real-time directional survey and drill bit/subsurface formation information can be obtained.

     - TWINNING(TM) passive ranging and well twinning technology. These are advanced MWD techniques that facilitate the drilling of a second well that follows the path of an existing well with high precision at a close but controlled distance, to assist in, for example, relief well drilling, or drilling of a "twin" well to complete as a producing well. Aspects of this technology are patented or patent-pending.

     - Gyro MWD(TM) directional survey technology. This technology allows us to provide directional surveys while drilling in subterranean zones of high magnetic interference, such as below a multi-well platform.

     - RX5(TM) rig site computer technology. This surface system enhances our ability to receive and interpret data received from down-hole sensors to provide timely and useful information to our customers about current subsurface conditions.

     - GSX600(TM) polymeric loss circulation technology. This product, in development, when added to the drilling fluid system, seals porous formation zones and helps build a thin but tight filter caulk, thereby improving drilling performance.

     - Tiger Paw(TM) isolation tool technology. This tool protects pressure control equipment above ground while high pressures are temporarily introduced into the well bore during, for example, fracturing operations.

     Technologies in Development. Some of our technologies in development include:

     - PathMaker(R) 3DRS technology for 8 1/2-inch borehole size. This technology will be functionally substantially similar to the 12 1/4-inch 3DRS technology described above that is now commercially available, except that the 8 1/2-inch tool will be able to accommodate a smaller borehole diameter. Aspects of this technology are patent-pending. This technology is targeted to be commercially available during the second half of 2005.

     - Slim Density Neutron Standoff Caliper technology. This technology will allow our proven density neutron technology to be used to evaluate formation characteristics in smaller borehole diameters.

       Aspects of this technology are patent-pending. This technology is targeted to be commercially available during the second half of 2005.

     - Survivor(TM) high-temperature/high pressure technology. This technology will include a survey package and a data transmission system that are designed for especially demanding down-hole conditions (up to 3507 F and 25,000 psi). The Survivor(TM) tools will be configured to be compatible with other LWD technologies, such as the AWR(TM) and slim density neutron technologies described above.

     - Slim Array Wave Resistivity technology. This technology will allow our new AWR(TM) technology described above to be used to evaluate formation characteristics in smaller borehole diameters.

     - Azimuthally-enriched data technology. This technology will associate relative rotational position with other sensor data regarding the formation or subsurface conditions. The resulting data will enable us to provide increasingly sophisticated and useful information to our customers about the formation and/or current subsurface conditions. Aspects of this technology are patent-pending.

     - Enhanced power section technology for down-hole drilling motors. This technology involves incorporating elastomer and non-elastomer materials into the manufacture of certain components of the power sections of our drilling motors. This technology also involves the introduction of new manufacturing techniques associated with use of these new materials. The resulting components will be more reliable, and will enhance the power capability, fluid compatibility, and resistance to high temperatures of power sections in drilling motors. Aspects of this technology are patent-pending.

     Established Commercial Technologies. Some of our other established commercial technologies include:

     - Drilling Formation Tester tool. This LWD tool obtains wireline-equivalent formation pressure data while drilling, offering time and cost savings over conventional formation pressure measurement by open-hole wireline equipment.

     - Gravity MWD(R) directional survey technology. This patented technology eliminates the adverse impact of magnetic interference while conducting directional surveying, thereby reducing reliance on and the cost of conventional gyroscopic wireline surveys.

     - Patented gravel pack service. This service provides operators of oil and natural gas wells with a more precise method of installing gravel packs with cased-hole wireline.

     - Patented wireline side entry sub, patent-pending locking swivel, and patented wireline wear sleeve. All of these tools may be used, for example, in pipe recovery applications.

     - Patented LLS(TM) lockdown lubricator system. This system, installed on a well-head above the blowout preventers, allows wireline operations to be conducted more safely and more cost effectively.

     - Patented drilling fluid seepage control technology. This product, containing grape pumice, controls seepage when added to the drilling fluids system, but does not affect the electrical stability of the drilling fluid system. In some cases, the product actually enhances the drilling fluid system for a more homogenous fluid.

     - Patented pelletizing technology. This process condenses bulky drilling fluid additives into pellet form. The pellet form reduces dust in handling, reduces transportation costs, and enables more rapid deployment of the material into the drilling fluid system.

     - Ultralube II(TM) high performance lubricant technology. This lubricant allows the use of environmentally friendly water-based drilling fluid systems in deep or severe drilling environments where the drill string may encounter high torque resistance or drag. The lubricant also enhances the lubricity of oil-based and synthetic-based drilling fluids.

     We own or have licenses to use various patents covering a variety of technologies embodied in our portfolio of products and services. Although in the aggregate these patents are of importance to us, we do not consider any single patent to be of a critical or essential nature. Some of our products and services enjoy brand name recognition. We own trademarks in respect of these brands. Some of these trademarks are registered or are pending registration.

     While we are developing and deploying many of our own technologies, our LWD business is still dependent upon technologies that we acquired when we acquired PathFinder. We have the right to use substantially all of these acquired technologies pursuant to worldwide, royalty-free, irrevocable license rights. We have the right to use a small number of these acquired technologies under licenses from other third party licensors. The terms of certain of these licenses may be subject to change if there is a change in control of our company.

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

GOVERNMENT REGULATION

     Our business is significantly affected by foreign, federal, state and local laws and regulations relating to the oil and natural gas industry, worker safety and environmental protection. Changes in these laws, including more stringent administrative regulations and increased levels of enforcement of these laws and regulations, could affect our business. We cannot predict the level of enforcement of existing laws and regulations or how these laws and regulations may be interpreted by enforcement agencies or court rulings or the effect changes in these laws and regulations may have on us or our businesses, our results of operations, our cash flows or our financial condition. We also are not able to predict whether additional laws and regulations will be adopted.

     We depend on the demand for our products and services from oil and natural gas companies, drilling contractors and other oilfield service companies. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and natural gas industry. The adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas in our areas of operation for economic, environmental or other policy reasons could also adversely affect our operations by limiting demand for our products and services. We cannot determine the extent to which our future operations and earnings may be affected by new laws or legislation, new regulations or changes in existing laws, regulations or enforcement.

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

     Our operations are subject to numerous foreign, federal, state and local laws and regulations governing the manufacture, management and/or disposal of materials and wastes in the environment and otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws which are often difficult and costly to comply with and the violation of which may result in the revocation of permits, issuance of corrective action orders and assessment of administrative, civil and even criminal penalties. For example, state and federal agencies have issued regulations implementing environmental laws that regulate environmental and safety matters, such as restrictions on the types, quantities and concentration of various substances that can be released into the environment in connection with specialty chemical manufacturing or other field service operations, remedial measures to prevent pollution arising from current and former operations and requirements for worker safety training and equipment usage. While our management believes that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that future compliance with environmental laws and regulations will not have a material effect on us.

     We generate wastes, including hazardous wastes, which are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. The U.S. Environmental Protection Agency and state agencies have limited the approved methods of disposal for some types of hazardous and non-hazardous wastes. Furthermore, it is possible that certain wastes handled by us in connection with our field service activities that currently are exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes and therefore be subject to more rigorous and costly operating and disposal requirements.

     The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "Superfund" law and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, these persons may be subject to strict joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We currently lease a number of properties upon which activities involving the handling of hazardous substances or wastes may have been conducted by third parties not under our control and prior to our occupation of the subject property. These properties may be subject to CERCLA, RCRA and analogous state laws in the future. Under these laws and implementing regulations, we could be required to remove or remediate previously discarded hazardous substances and wastes or property contamination that was caused by these third parties. These laws and regulations may also expose us to liability for our acts that were in compliance with applicable laws at the time the acts were performed.

     We are subject to regulation under both the Federal Water Pollution Control Act, or FWPCA, and the Oil Pollution Act of 1990, or OPA. The FWPCA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters and waters of the United States. The FWPCA prohibits any discharge into waters of the United States except in strict conformance with permits issued by federal and state agencies. The OPA imposes a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA imposes strict, joint and several liability on responsible parties for oil removal costs and a variety of public and private damages, including natural resource damages. Our management believes that we possess and are in material compliance with applicable permits required under the FWPCA. We are currently updating our existing or developing new spill prevention, control and countermeasure, or SPCC, plans which are required under the FWPCA for certain facilities that store oils. The SPCC regulations have been amended in recent years and their applicability is under consideration as each subsidiary evaluates its obligations under the regulations in light of the changing dynamics of the operations.

     The Atomic Energy Act, which provides for the development and regulation of commercial nuclear power, authorizes the Nuclear Regulatory Commission, or NRC, to regulate radioactive "source material." The "source material" used in the conduct of our business includes cesium, americium(241), iridium, iodine, radium and cobalt. Under the Atomic Energy Act, the NRC has entered into cooperative agreements with the states of Texas, Louisiana, Mississippi and New Mexico that authorize those states to regulate and license the use of source material. Source material is used by several of our companies, including PathFinder, Perf-O-Log and E.M. Hobbs, in connection with logging exploratory and producing wells in those states. We have obtained licenses from the Louisiana Department of Environmental Quality, the Texas Department of Health and Radiological Control and the Mississippi Department of Health and Radiological Control, as well as reciprocity license from the NRC, that allow us to store and use these source materials in connection with our well logging activities in these three states and offshore in federal waters. We believe that we are in compliance with the terms and conditions of our source material licenses.

CUSTOMERS

     Our customers include major and independent oil and natural gas companies, drilling contractors and other oilfield service companies operating in North America and select areas internationally. We provide services and equipment to a broad range of customers, and, therefore, we believe that we are not dependent on any single customer or group of customers. For the years ended December 31, 2004, 2003 and 2002, no single customer or group of affiliated customers accounted for 10% or more of our revenues. We typically enter into master service agreements with our customers. These agreements govern the terms of our relationship with our customers, but they generally do not create binding commitments on the part of our customers to use our services or on us to provide services.

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

COMPETITION

     Drilling Related Products and Services. In this segment, we principally compete on the basis of product capability, reputation, quality, price, reliability, experience, availability and range of services offered. Competitors in our LWD, MWD and directional drilling businesses include divisions of Baker Hughes, Halliburton and Schlumberger. In our rental tool business, our competitors range from small, independent oilfield service companies to much larger oilfield service companies such as Weatherford International. In addition, many of our customers own and operate large inventories of equipment they might otherwise rent and have the ability to purchase additional equipment, as opposed to renting. Competitors in our MWD, directional drilling, down-hole drilling motors, drilling fluids and specialty chemicals businesses include both small and large independent oilfield service companies.

     Completion and Workover Related Products and Services. In this segment, we principally compete on the basis of reputation, quality, price, reliability, experience, availability and range of services offered. Our competitors in this segment include the major integrated oilfield service companies and both small and large independent oilfield service companies.

EMPLOYEES

     As of December 31, 2004, 2003 and 2002 we had 2,079, 1,795 and 1,383
employees, respectively. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND ACCURACY OF FORWARD LOOKING
STATEMENTS

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that involve risks, uncertainties and assumptions. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, the risk factors discussed below. You should not place undue reliance on these forward-looking statements, which speak only of the date of this report. We undertake no obligation to publicly update such forward-looking statements to reflect events or circumstances after the date of this report.

  RISKS RELATED TO OUR BUSINESS

  Demand for our products and services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices.

     Demand for our drilling related products and services is substantially dependent on the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Oil and natural gas companies typically reduce exploration and development activity during periods of low or volatile oil and natural gas prices. The markets for oil and natural gas historically have been volatile and are likely to continue to be so in the future. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the level of exploration, development and production activity by our customers which will result in a decrease in the demand for our drilling related products and services and could have a material adverse effect on our financial condition or results of operations.

     Factors affecting the prices of oil and natural gas include:

     - the level of demand for oil and natural gas;

     - worldwide political, military and economic conditions, including the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil and potential political or economic uncertainties resulting from the threat or occurrence of terrorist attacks;

     - oil and natural gas production/inventory levels;

     - the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

     - global weather conditions;

     - interest rates and cost of capital; and

     - tax policies.

     The production sector of the oil and natural gas industry, which utilizes our completion and workover related products and services, is less immediately affected by changing oil and natural gas prices and, thus, is less volatile than the exploration sector, which utilizes our drilling related products and services. However, producers likely would react to declining oil and natural gas prices by reducing expenditures, which could also adversely affect our completion and workover products and services segment.

  Because many of our products and services are used in potentially hazardous applications and operations, our business is subject to risks associated with events that result in personal injuries, loss of life, damage to or destruction of property, equipment or the environment and suspension of operations.

     Many of our products and services are used in potentially hazardous drilling, completion and production applications. These activities are dangerous and accidents can result in:

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

  Unavailability of or costs associated with insurance could affect us adversely.

     We maintain insurance policies providing coverage for risks that we believe are consistent with industry standards and that meet the requirements of our customers. However, our insurance may not be sufficient to cover any particular loss, and it does not provide coverage for all liabilities, including liability for some events involving pollution. In addition, many of our insurance policies contain deductibles for which we are responsible.

     Insurance premiums for our industry have been subject to increases and large fluctuations during the last five years. As a result, the amount we are required to spend each year on insurance has increased, in some cases, substantially, and we expect that these increases will continue. We have sought to minimize these premium increases through increasing the size of our deductibles. Continuing increases in the costs of insurance could adversely affect our financial condition and results of operations. We may not be able to maintain adequate insurance at rates we consider commercially reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition or results of operations.

  We may encounter difficulty in continuing to develop, produce and commercialize technologically advanced products and services.

     Our customers continually demand new and improved products and services that increase the precision of and reduce the uncertainty associated with the exploration for and development of oil and natural gas. Many of our competitors are much larger and have greater research and development, financial and other resources than we do. If we are not able to develop commercially competitive products and services that we can offer at competitive prices in a timely manner, our financial condition and results of operations may be adversely affected. New product development is a lengthy and costly process and depends upon our ability to:

     - foresee the needs of our customers and the new technologies likely to be introduced by our competitors;

     - successfully design, test, manufacture, market and commercialize our own competing technologies; and

     - obtain and maintain exclusive technology positions through patent and trade secret protection.

     We may encounter resource constraints or technical or other difficulties that could delay the introduction of new products and services in the future. In addition, our competitors may introduce new products before we are able to, thereby possibly achieving a commercial advantage over us.

     If we are unable to develop, produce and commercialize new products and services that we can offer to our customers at a competitive price, our financial position and results of operations could be adversely affected.

  Our business could be adversely affected by disputes regarding intellectual property or our inability to obtain protection for technologies we develop.

     Many of our operations, especially those dependent on our LWD and MWD products and services and specialty chemical sales, rely substantially on proprietary rights in technologies for which we hold licenses or patents. In addition, we are pursuing patent and trademark protection for our newly developed technologies and brands. The market success of our technologies will depend, in part, on our ability to obtain and enforce our proprietary rights in these technologies, to preserve rights in our trade secret and non-public information, and to operate without infringing the proprietary rights of others. We rely on a combination of patent, trademark and trade secret laws and restrictions on disclosure of our proprietary information to protect our intellectual property rights. We also seek to obtain confidentiality agreements from our employees, consultants and business partners and control access to and distribution of our documentation and other forms of our proprietary information. It is possible that these measures may not:

     - Prevent the challenge, invalidation, narrowing or circumvention of our existing patents;

     - Prevent our competitors from independently developing similar products or services, duplicating our products or services, or designing around the patents owned by us;

     - Prevent third-parties from enforcing patents against us that eventually limit our ability to do business in some areas of the market;

     - Provide adequate protection for our intellectual property rights and technologies;

     - Prevent disclosure of our trade secrets and know-how to third parties or the public; or

     - Result in intellectual property rights adequate to protect our business from competition from foreign sources.

     If any of our patents or other intellectual property rights are determined to be invalid or unenforceable, or if a court limits the scope of claims in a patent or fails to recognize our trade secret rights, our competitive advantages could be significantly reduced in the relevant technology, allowing competition for our customer base to increase. The resulting loss in revenues could adversely affect our operational results. In addition, unauthorized parties may attempt to obtain or use our proprietary technologies. Monitoring unauthorized use of our technology may be difficult and we cannot be certain that the steps that we have taken will prevent unauthorized use of our technology particularly in foreign countries or markets where the laws may not protect our proprietary rights as fully as in the United States.

     Numerous patents have been issued to oilfield service companies covering a wide variety of products and services. Although we endeavor to avoid infringing the proprietary rights of others in bringing new technologies and brands to market, there can be no assurance that third parties will not make claims of infringement. Intellectual property litigation is inherently expensive, whether enforcing our own proprietary rights or defending against the infringement claims of others. If a commercially significant intellectual property dispute arises, we could incur substantial litigation costs or be subject to claims for damages or injunctive relief, the impact of which upon our business could be substantial.

  Intense competition in our industry could adversely affect our results of operations.

     We operate in highly competitive areas of the oilfield products and services markets. The volatility of oil and natural gas prices has led to a consolidation of a number of companies providing products and services similar to those we provide. As a result of these consolidations, many of our competitors are much larger and have greater research and development, marketing, distribution, financial and other resources than we do. If these or other of our competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than our products and services, our financial condition or results of operations may be adversely affected. In addition, the intense competition in our industry could result in significant price competition that could have a material adverse effect on our results of operations and financial condition. Finally, competition among oilfield service and equipment providers is partly based on the provider's reputation for safety and quality. Although we believe that our reputation for safety and quality service is good, there can be no assurance that we will be able to maintain this reputation and, thus our competitive position.

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

     We depend on the services of certain key employees, including executive officers and directors. The loss of the services of any of these key employees could disrupt our operations. We have employment agreements with certain key employees that contain non-compete provisions. Despite these agreements, we may not be able to retain these key employees and may not be able to enforce the non-compete provisions in their employment agreements.

  Increases in the prices of raw materials could affect our results of operations.

     Large amounts of steel are used in the manufacture of many of the products we use. Steel prices have increased significantly since the end of 2003, which has resulted in increased costs of these products for us and, in some cases, delays in our ability to obtain these products. In addition, we use raw materials in the production of our drilling fluid products. If we encounter difficulty in procuring or arranging for the transportation of these raw materials, and we are unable to pass corresponding cost increases on to our customers, our financial position and results of operations could be adversely affected.

  Adverse weather conditions could result in fluctuations in our operating results.

     Demand for our products and services in the Gulf of Mexico may be adversely affected by the hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast during the summer and fall months. The threat of a hurricane or tropical storm in the vicinity of a drilling rig or production platform where we have personnel and equipment deployed often requires us to evacuate our personnel and equipment. An evacuation and the amount of time required to redeploy personnel and equipment after the threat of a storm has passed may result in significant downtime and lost revenues, especially in the case of a large storm. In addition, equipment that we are unable to remove from the path of a storm may be damaged, lost or destroyed. For example, during the third quarter of 2004, two major hurricanes affected the Gulf of Mexico, causing a suspension of oil and natural gas operations for several days, which had a negative impact on our results of operations during that period.

     In the North Sea, demand for our products and services is also affected by periods of adverse weather, although the storms experienced in the North Sea typically do not require the evacuation of personnel and equipment.

     As a result, our operating results may vary from quarter to quarter, depending upon factors outside of our control and full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

  Compliance with environmental and other government regulations could adversely affect our business.

     Our business is significantly affected by foreign, federal, state and local laws and regulations relating to:

     - the oil and natural gas industry; and

     - worker safety and environmental protection.

     We depend on the demand for our products and services from oil and natural gas companies, drilling contractors and other oilfield service companies. This demand is affected by a variety of factors, including taxes, price controls and the adoption or amendment of laws and regulations. For example, the adoption of laws and regulations curtailing the exploration and development of oil and natural gas in our areas of operation for economic, environmental or other policy reasons could adversely affect our operations by limiting demand for our products and services.

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

     - nationalization and expropriation;

     - acts of terrorism, war and civil disturbances;

     - restrictive actions by local governments;

     - limitations on repatriation of earnings;

     - changes in foreign tax laws; and

     - changes in currency exchange rates and currency devaluations.

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

     Our credit facility contains restrictive covenants that limit the incurrence of debt by our company or our subsidiaries, require us to maintain certain financial ratios, including a leverage ratio and a debt service coverage ratio, and a specified net worth. Our credit facility further limits the amount of capital expenditures we may make, limits the amount of debt we can incur outside the credit facility, limits the amount of future investments we may make, restricts our ability to pay dividends and restricts our ability to engage in certain business combination transactions. These restrictions may adversely affect our ability to conduct and expand our operations. For example, our business is capital intensive and requires specialized equipment. We may need to raise additional funds through public or private debt or equity financing to acquire new or additional equipment or for other purposes. Adequate funds may not be available when needed or may not be available on favorable terms. Even if adequate funds are available, our credit facility may restrict our ability to raise additional funds. If we are unable to raise capital, our financial condition and results of operations may be adversely affected.

  As a holding company, we are dependent on dividends from our operating subsidiaries to pay our obligations.

     We are a holding company with no business operations. Our only significant asset is the outstanding capital stock of our subsidiaries. As a result, we must rely on dividends from our subsidiaries to provide funding to meet our debt obligations and operating expenses. Before they can dividend funds to us, our subsidiaries must meet their own debt obligations, including payment of their trade payables. We currently intend to retain our earnings and cash flow for growth and general corporate expenditures and not to pay any dividends. Even if we decided to pay a dividend on or make a distribution in respect of our common stock, our subsidiaries may not be able to generate sufficient cash flow to pay a dividend or distribute funds to us. At present, we are restricted from paying dividends under our credit facility. Future credit facilities and other future debt obligations, as well as statutory provisions, may also limit our ability to pay dividends.

  RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

  The availability of shares of our common stock for future sale could depress our stock price.

     Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock. We have registered the sale of 5,800,075 shares of our common stock which have been and may in the future be issued upon the exercise of options granted under our option plans. All of the shares issued upon exercise of these options will be freely tradable without restrictions or registration under the Securities Act of 1933, by persons other than our affiliates. Our affiliates would be able to sell these shares under Rule 144 after compliance with any lock-up agreement to which they are subject.

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

     - level of drilling activity worldwide;

     - investor perceptions of us and other oilfield service companies, in general;

     - general economic conditions and industry competition; and

     - the liquidity of the market for our common stock.

     These factors may cause the price of our common stock to fluctuate significantly.

     In particular, the market price of our common stock may be influenced by variations in oil and natural gas prices because demand for our products and services is closely related to the prices of these commodities. This may cause our stock price to fluctuate with these underlying commodity prices, which are highly volatile.

ITEM 2.  PROPERTIES

     Our principal executive offices are located at 10370 Richmond Avenue, Suite 990, Houston, Texas 77042 and our telephone number is (713) 974-9071. Our businesses are conducted out of sales offices and facilities located throughout North America and in select areas internationally. Set forth below is a chart describing the locations of these sales offices and facilities:

BUSINESS                                                         LOCATION
--------                                                         --------
Drilling Related Products and Services
LWD/MWD/Directional Drilling.................  Lafayette and New Orleans, Louisiana;
                                               Houston, Midland and Corpus Christi, Texas;
                                               Casper, Wyoming; Stavanger, Norway; Aberdeen,
                                               Scotland; Macae, Brazil; Dubai, United Arab
                                               Emirates; Nisku and Calgary, Canada; Cairo,
                                               Egypt; Alkmarr, The Netherlands
Down-hole Drilling Motors....................  Lafayette, Louisiana; Elk City, Oklahoma;
                                               Houston, Texas; Nisku, Canada; Cairo, Egypt;
                                               Stavanger, Norway; Aberdeen, Scotland; Dubai,
                                               United Arab Emirates Lafayette and New
                                               Iberia, Louisiana; Denver, Colorado;
Rental Tools.................................  Houston, Dallas, Corpus Christi and Victoria,
                                               Texas
Drilling Fluids..............................  Birmingham, Alabama; Liberal, Kansas;
                                               Jennings, Lafayette, Minden and Venice,
                                               Louisiana; Carlsbad and Hobbs New Mexico;
                                               Antlers, Ardmore and Elk City, Oklahoma;
                                               Abilene, Brownsville, Canadian, Conroe,
                                               Edinburg, Galveston, Houston, Jacksboro,
                                               Justin, Kingsville, Lufkin, Midland,
                                               Navasota, Victoria and Zapata, Texas
Completion and Workover Related Products and
  Services
Cased-hole Wireline Logging, Perforating,
  Tubing Conveyed Perforating and Associated
  Rental Equipment...........................  Lafayette, Lake Charles, New Iberia and
                                               Houma, Louisiana; Laurel, Mississippi;
                                               Artesia, New Mexico; Alice, Bridgeport,
                                               Corpus Christi, Edinburg, Iowa Colony,
                                               Midland, Pearland, Sonora, Victoria, Snyder
                                               and Tyler, Texas
Polymers and Specialty Chemicals.............  Birmingham, Alabama; Jennings and Venice,
                                               Louisiana; Carlsbad and Hobbs, New Mexico;
                                               Antlers, Ardmore and Elk City, Oklahoma;
                                               Abilene, Conroe, Edinburg, Houston,
                                               Jacksboro, Kingsville, Lufkin, Midland,
                                               Victoria and Zapata, Texas
Rental Tools.................................  New Iberia, Louisiana; Corpus Christi and
                                               Victoria, Texas
Coiled Tubing................................  Broussard and New Orleans, Louisiana; Alice,
                                               Houston and Rosharon, Texas

     With the exception of certain of our Lafayette and Houma, Louisiana and our Alice, Bridgeport, Snyder, Tyler and Corpus Christi, Texas facilities, which are owned, all of these sales offices and facilities are leased pursuant to operating leases for various terms. Some of these sales offices and facilities are leased from employees who were the former owners of our subsidiaries. We believe that all of our leases are at competitive or market rates and do not anticipate any difficulty in renewing these leases or in leasing suitable alternative space upon expiration of our current lease terms.

ITEM 3.  LEGAL PROCEEDINGS

     We are from time to time a party or otherwise subject to legal proceedings, claims, investigations and other proceedings in the ordinary course of our business. These matters typically involve tort, workers compensation, commercial and infringement and other intellectual property claims. Where appropriate, we make provision for a liability with respect to these claims in our financial statements in accordance with generally accepted accounting principles. These provisions are reviewed periodically and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our results of operations or financial position could be adversely affected by the resolution of one or more of these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "WHQ" where it began trading on August 6, 2003. Prior to that time, our common stock traded on the NASDAQ National Market under the symbol "WHES". The following table sets forth the high and low prices per share of our common stock as reported by the NASDAQ National Market through August 5, 2003 and as reported by the New York Stock Exchange since that date.

                                                               HIGH     LOW
                                                              ------   ------
2003
  First Quarter.............................................  $18.88   $13.00
  Second Quarter............................................   22.75    15.20
  Third Quarter.............................................   20.43    16.75
  Fourth Quarter............................................   19.22    14.51
2004
  First Quarter.............................................   18.05    14.25
  Second Quarter............................................   19.61    14.06
  Third Quarter.............................................   20.99    17.51
  Fourth Quarter............................................   23.40    19.36

     As of February 11, 2005, there were 27,884,153 shares of our common stock outstanding, which were held by approximately 137 record holders.

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

EQUITY COMPENSATION PLANS

     The table below provides information relating to our equity compensation plans as of December 31, 2004:

                                                                                 NUMBER OF SECURITIES
                                   NUMBER OF SECURITIES   WEIGHTED-AVERAGE     REMAINING AVAILABLE FOR
                                    TO BE ISSUED UPON     EXERCISE PRICE OF     FUTURE ISSUANCE UNDER
                                       EXERCISE OF           OUTSTANDING          COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,   OPTIONS, WARRANTS     (EXCLUDING SECURITIES
PLAN CATEGORY                      WARRANTS AND RIGHTS       AND RIGHTS       REFLECTED IN FIRST COLUMN)
-------------                      --------------------   -----------------   --------------------------
Equity compensation plans
  approved by security holders...       3,080,192              $16.87                 1,167,465
Equity compensation plans not
  approved by security holders...         740,000              $ 4.55                        --
                                        ---------                                     ---------
Total............................       3,820,192              $14.43                 1,167,465
                                        =========                                     =========

     On March 29, 1999, prior to our initial public offering, we granted to Kenneth T. White, Jr., our Chairman, President and Chief Executive Officer, an option to purchase 900,900 shares of our common stock at a purchase price of $4.55 per share. The issuance of this option was approved by the Board of Directors but was not submitted to our shareholders for their approval. This option, which is fully vested, is exercisable by Mr. White at any time until March 29, 2009 and is not transferable. Upon Mr. White's death or disability, or the termination of his employment for any reason, this option will terminate and expire; although, Mr. White (or his estate or the person who acquires this option by will or the laws of descent or distribution or otherwise by the reason of Mr. White's death) may exercise this option for a period of three (3) months following any such event.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Our selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. In particular, Note 3 to our Consolidated Financial Statements describes acquisitions consummated since January 1, 2003, which acquisitions could affect the year to year comparability of the information presented below.

     The Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 have been audited by PricewaterhouseCoopers LLP. The Consolidated Financial Statements for the years 2000 and 2001 were audited by Arthur Andersen LLP which has ceased operations.

                                                                   YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       2004       2003       2002       2001       2000
                                                     --------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Information:
Revenues:
Drilling...........................................  $302,788   $242,085   $205,177   $253,068   $162,930
Completion and workover............................   159,640    125,098     80,645     78,087     43,177
                                                     --------   --------   --------   --------   --------
      Total revenues...............................   462,428    367,183    285,822    331,155    206,107
Cost of revenues...................................   269,897    209,118    157,169    171,151    110,656
Selling, general and administrative expense........    87,772     71,078     56,717     54,063     37,543
Research and development expense...................    15,474     11,241      9,954      7,923      6,010
Depreciation and amortization......................    45,665     36,032     29,083     23,941     16,920
                                                     --------   --------   --------   --------   --------
Income from operations.............................    43,620     39,714     32,899     74,077     34,978
Interest expense and other expense, net............    11,023(1)    8,168     6,715      7,606     37,205(2)
Provision (benefit) for income taxes...............    12,548     12,145     10,081     26,130       (494)
                                                     --------   --------   --------   --------   --------
Income from continuing operations..................    20,049     19,401     16,103     40,341     (1,733)
Income (loss) from discontinued operations, net of
  tax..............................................    (2,126)      (140)       172      1,079      1,045
                                                     --------   --------   --------   --------   --------
Net income.........................................  $ 17,923   $ 19,261   $ 16,275   $ 41,420   $   (688)
                                                     ========   ========   ========   ========   ========
Earnings (loss) per share:
  Basic
    From continuing operations.....................  $   0.73   $   0.71       0.61       1.67      (0.12)
    From discontinued operations...................     (0.08)        --       0.01       0.04       0.07
                                                     --------   --------   --------   --------   --------
      Total........................................  $   0.65   $   0.71   $   0.62   $   1.71   $  (0.05)
                                                     ========   ========   ========   ========   ========
  Diluted
    From continuing operations.....................  $   0.71   $   0.69   $   0.58   $   1.51      (0.12)
    From discontinued operations...................     (0.07)        --       0.01       0.04       0.07
                                                     --------   --------   --------   --------   --------
      Total........................................  $   0.64   $   0.69   $   0.59   $   1.55   $  (0.05)
                                                     ========   ========   ========   ========   ========
Number of shares used in computing income (loss)
  per share:
  Basic............................................    27,528     27,190     26,360     24,208     14,328
                                                     ========   ========   ========   ========   ========
  Diluted..........................................    28,201     27,942     27,371     26,652     14,328
                                                     ========   ========   ========   ========   ========
Balance Sheet Information:
Total assets.......................................  $548,611   $501,325   $441,062   $384,611   $232,231
Total debt.........................................  $180,805   $177,725   $147,305   $122,225   $ 81,912

---------------

(1) Includes the write-off of approximately $3.1 million ($1.9 million, after tax) of non-cash financing costs associated with our previous credit facility.

(2) Includes the write-off of approximately $13.2 million of deferred financing costs and unamortized discount associated with debt that was repaid in 2000 with the net proceeds from our initial public offering and borrowings under a prior credit facility, reclassified in conjunction with the adoption of FAS 145 in January 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Set forth below is a description of the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2004, and our capital resources and liquidity as of December 31, 2004 and 2003. Our discussion begins with an overview of the significant factors that have recently affected our company, including a discussion of industry market trends and management's perspectives regarding the opportunities and challenges we face during 2005 and beyond. Next, we analyze the results of our operations for the last three years. A summary follows of the critical accounting judgments and estimates that we have made which we believe are most important to an understanding of our MD&A and our consolidated financial statements, as well as a discussion of recently issued accounting pronouncements. Finally, we review our cash flows and liquidity, capital resources and contractual commitments.

     The following discussion includes various forward-looking statements about the markets in which we operate, the demand for our products and services and our future results. These statements are based on certain assumptions that we believe are reasonable. For information about some of the risks that could cause actual results to differ from these forward looking statements, please refer to the section entitled "Item 1. Business -- Factors That May Affect Future Results and Accuracy of Forward-Looking Statements."

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K.

OVERVIEW OF OUR PRODUCTS AND SERVICES

     We provide drilling related products and services and completion and workover related products and services to major and independent oil and natural gas companies, drilling contractors and other oilfield service companies. The majority of our revenues are generated from charging our customers day rates, based on the number of days our products and services are used, for the use of our equipment or for the provision of services by our personnel. We also sell certain products used in the exploration for and production of oil and natural gas and receive revenues from our customers in connection with these sales. Our primary expenses are salaries for our personnel and the costs associated with expendable parts and supplies, research and development, repair and maintenance of equipment and costs of products sold as well as general operational costs. A detailed description of the products and services that we provide, the manner in which we market these products and services and the way in which we charge our customers for these products and services is contained under "Item 1.
Business -- Businesses."

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

DRILLING RELATED PRODUCTS AND SERVICES

     Revenue from our drilling related products and services segment constituted approximately 65% of our total 2004 consolidated revenue. Approximately 83% of our drilling segment revenue for 2004 was generated in the United States, including the Gulf of Mexico. The remaining 17% was generated in various international locations. In July 2001, exploration and development activity levels in the United States peaked and began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738, which was comprised of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003 and continued throughout 2004. This increase, however, resulted entirely from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 830, 1,032 and 1,192 for 2002, 2003 and 2004, respectively. Of these figures, land rigs comprised 717, 924 and 1,095, respectively, and offshore rigs comprised 113, 108 and 97, respectively, for the same periods.

     The recovery in exploration and development activity levels in the United States has impacted our revenue and earnings generated in this market. Although the overall rig count in the United States has increased, the offshore rig count, where we experience our highest operating margins, declined approximately 11% from the 2003 average. However, the offshore rig count did improve modestly during the fourth quarter of 2004, increasing about 6% as compared to the prior quarter. This slight increase in offshore activity has carried into early 2005. Whether this improvement will continue throughout 2005 is unclear at this time. We do believe that the overall outlook for domestic natural gas exploration and development activity remains positive as natural gas production continues to decline. This factor should keep upward pressure on natural gas prices.

     Outside of the United States, the North Sea remains our largest drilling segment market. According to statistics published by Baker Hughes, the number of rotary rigs operating in the North Sea declined from an average of 67 in January 2002 to an average of 35 in December 2004, after having reached a low of 31 in July 2004. We expect only a marginal increase in activity levels in the North Sea in the near term.

     As the primary area of improvement in drilling activity has been onshore, the importance of improving our market share for land-based services became critical. As we started to see this trend developing, in October 2002, we made a strategic decision to enter the directional drilling business in North America. As a result of this decision and the growth of the United States land rig count, we have successfully leveraged our new directional drilling business to affect an increase in the utilization of our MWD and down-hole drilling motor fleet. The increased utilization of our MWD and down-hole drilling motor fleet has helped to offset decreases in utilization of our higher margin LWD fleet, which is primarily driven by the United States offshore rig count.

     Another key challenge that our drilling related products and services segment faces is the demand by our customers for more efficient and technologically advanced services and tools. We have invested a substantial amount of our time and capital into developing and commercializing technologies that are of value to our customers and that enable us to compete effectively with the major integrated oilfield service companies. During the third quarter of 2004, we began to market our 12 1/4" 3-Dimensional Rotary Steerable (3DRS) technology. We expect commercialization of the 3DRS technology to improve the utilization of our LWD, MWD and directional drilling services, as our customers are increasingly requiring this type of technology as a prerequisite for a drilling project or contract. We are currently developing an 8 1/2" 3DRS tool and we expect to be able to offer this tool on a commercial basis during the second half of 2005.

     Introduction of our Array Wave Resistivity (AWR) technology is the first of our next generation of LWD tools that are designed to withstand high pressure and high temperature well conditions. We believe that our AWR tools provide a more robust and accurate resistivity measurement. Tools and data analysis in this technology improve the precision and reliability of formation data obtained through the analysis of electromagnetic wave transmissions through the formation surrounding a well-bore.

     These technologies were the first to be developed since we acquired PathFinder in March 1999. For a discussion of other technologies we have under development, please read "Item 1. Business-Research and Development and Patents and Technologies."

COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     Our completion and workover related products and services segment provided approximately 35% of our total consolidated revenue for 2004. Revenues provided by this segment are almost entirely derived from the United States and the Gulf of Mexico. While revenues from this segment are affected by the level of oil and natural gas prices, activity in this segment is only modestly affected by drilling activity (see the discussion under Drilling Related Products and Services above). As a result, our completion and workover segment has provided stability during prolonged downturns in drilling activity.

     We have increased our revenue capacity in this segment through capital spending in 2002, 2003 and 2004, which, when combined with our acquisitions, has strengthened and further diversified the operations of the Company. Continued growth in this segment will be dependent upon, among other factors, industry activity levels, prices of oil and natural gas, our capital expenditure program and our ability to attract and retain qualified service personnel and field engineers required to operate the specialized equipment used in this business.

DISCONTINUED OPERATIONS

     In March 2004, we committed to the divestiture of our maintenance and safety related products and services segment. Accordingly, this segment has been included in the Consolidated Statements of Operations and Comprehensive Income as discontinued operations and in the Consolidated Balance Sheets as assets and liabilities held for sale. In April 2004, we completed the sale of Well Safe, Inc., one of the two companies that formerly comprised the maintenance and safety related products and services segment, for cash consideration of $28.0 million. Additionally, in December 2004, we sold the remaining entity that formerly comprised this segment, Charles Holston, Inc., for consideration of $2.0 million, consisting of $1.0 million in cash and a $1.0 million subordinated promissory note due December 31, 2009. We sold Well Safe and Charles Holston pursuant to customary stock purchase agreements in which we made customary representations and warranties, agreed to customary covenants and agreed to indemnify the buyers of these businesses for certain matters, subject to certain caps, limitations and deductibles. These sales resulted in a loss of $5.1 million for the year ended December 31, 2004.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

     Revenues. Revenues increased by $95.2 million, or approximately 26%, to $462.4 million for the year ended December 31, 2004 from $367.2 million for the year ended December 31, 2003. This increase was attributable to increases in capacity driven by capital expenditures, higher demand for certain of our products and services, particularly drilling/completion fluids, land-based MWD and directional drilling services, cased-hole wireline and coiled tubing, as well as the revenue contributions of Hydracoil, Inc., Dutch, Inc. and Continental Directional Corp., which were acquired in the fourth quarter 2003.

     Revenues from our drilling related products and services increased by $60.7 million, or approximately 25%, to $302.8 million for the year ended December 31, 2004 from $242.1 million for the year ended December 31, 2003. This increase was primarily attributable to increases in capacity driven by capital expenditures, the growth of our North American directional drilling business, enhanced by the increase in land-based drilling activity levels in the United States, increased demand for our drilling fluids and rental tool products and the impact of the acquisitions that we consummated during the fourth quarter of 2003.

     Revenues from our completion and workover related products and services increased by $34.5 million, or approximately 28%, to $159.6 million for the year ended December 31, 2004 from $125.1 million for the year ended December 31, 2003. This increase was the result of increases in capacity driven by capital expenditures, higher utilization of our coiled tubing and cased-hole wireline fleet, demand for our completion fluids and the impact of the acquisitions that we consummated during the fourth quarter of 2003.

     Cost of Revenues. Cost of revenues increased by $60.8 million, or approximately 29%, to $269.9 million for the year ended December 31, 2004 from $209.1 million for the year ended December 31, 2003. As a percentage of revenues, cost of revenues increased to 58% for the year ended December 31, 2004 from 57% for the year ended December 31, 2003. The increase in cost of revenues as a percentage of revenues was due to increased insurance costs and our revenue mix. In particular, our revenue mix was affected by sales increases in our lower margin fluids products and land-based directional drilling services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $16.7 million, or approximately 23%, to $87.8 million for the year ended December 31, 2004 from $71.1 million for the year ended December 31, 2003. The increase was primarily attributable to the operating expenses associated with the businesses we acquired in the fourth quarter of 2003 and during 2004, as well as increased personnel costs related to expansion efforts within our directional drilling business and corporate compliance initiatives as mandated by law. As a percentage of revenues, selling, general and administrative expenses remained flat at 19% for the year ended December 31, 2004 relative to the year ended December 31, 2003.

     Research and Development Expense. Research and development expenses increased by $4.3 million, or approximately 38%, to $15.5 million for the year ended December 31, 2004 from $11.2 million for the year ended December 31, 2003. This increase was the result of increased research and development spending on our PathFinder technologies, including our 3DRS and AWR tools and other research and development initiatives.

     Depreciation and Amortization. Depreciation and amortization increased by $9.7 million, or approximately 27%, to $45.7 million for the year ended December 31, 2004 from $36.0 million for the year ended December 31, 2003. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisitions.

     Interest and Other Expense. Interest and other expense for the year ended December 31, 2004 was $11.0 million, an increase of $2.8 million, or approximately 34%, from $8.2 million for the year December 31, 2003. This increase was primarily due to the $3.1 million write-off of non-cash financing costs related to our previous credit facility, offset by a reduction in our effective interest rate during the second half of 2004.

     Net Income. Net income for the year ended December 31, 2004 was $17.9 million, a decrease of $1.4 million, or approximately 7% from $19.3 million reported for the year ended December 31, 2003.

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

     Revenues. Revenues increased by $81.4 million, or approximately 28%, to $367.2 million for the year ended December 31, 2003 from $285.8 million for the year ended December 31, 2002. This increase was attributable to higher demand for products and services in each of our operating segments, as well as the full year effect of revenue contributions of Boyd's Bit Service, Inc., which was acquired in August 2002 and E. M. Hobbs, L.P., which was acquired in November 2002.

     Revenues from our drilling related products and services increased by $36.9 million, or approximately 18%, to $242.1 million for the year ended December 31, 2003 from $205.2 million for the year ended December 31, 2002. This increase was primarily attributable to our entry into the directional drilling business in North America in October 2002, enhanced by the increase in land-based drilling activity levels in the United States.

     Revenues from our completion and workover related products and services increased by $44.5 million, or approximately 55%, to $125.1 million for the year ended December 31, 2003 from $80.6 million for the year ended December 31, 2002. This increase was the result of increases in capacity driven by capital expenditures, increases in activity levels, higher utilization of our coiled tubing and cased-hole wireline fleet and increased demand for our completion fluids, as well as the full year's impact of the Boyd's and Hobbs acquisitions.

     Cost of Revenues. Cost of revenues increased by $51.9 million, or approximately 33%, to $209.1 million for the year ended December 31, 2003 from $157.2 million for the year ended December 31, 2002. As a percentage of revenues, cost of revenues increased to 57% for the year ended December 31, 2003 from 55% for the year ended December 31, 2002. The increase in cost of revenues, as a percentage of revenues, was due to the continued effects of softness in pricing, increased insurance costs and the greater contribution to our consolidated revenues from lower margin products and services, primarily from our drilling fluids businesses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $14.4 million, or approximately 25%, to $71.1 million for the year ended December 31, 2003 from $56.7 million for the year ended December 31, 2002. The increase was primarily attributable to additional expenses related to the operations of Boyd's and Hobbs, which were acquired during the second half of 2002 and increased personnel costs related to expansion efforts within our coiled tubing and directional drilling business lines. We also experienced increased corporate costs to comply with the Sarbanes-Oxley Act of 2002 and incurred expenses associated with our move from the NASDAQ National Market to the New York Stock Exchange. As a percentage of revenues, selling, general and administrative expenses decreased to 19% for the year ended December 31, 2003 from 20% for the year ended December 31, 2002.

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

     Depreciation and Amortization. Depreciation and amortization increased by $6.9 million, or approximately 24%, to $36.0 million for the year ended December 31, 2003 from $29.1 million for the year ended December 31, 2002. This increase was the result of depreciation associated with our continued capital expenditures, as well as additional depreciation and amortization due to our acquisitions.

     Interest and Other Expense. Interest and other expense for the year ended December 31, 2003 was $8.2 million, an increase of $1.5 million, or approximately 22%, from $6.7 million for the year December 31, 2002. This increase was primarily due to the increase in the amounts outstanding under our credit facility.

     Net Income. Net income for the year ended December 31, 2003 was $19.3 million, an increase of $3.0 million, or approximately 18%, from $16.3 million reported for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of our consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The most significant areas involving management judgment and estimates are described below. Actual results may differ from these estimates under different assumptions or conditions.

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

     In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

  INSURANCE RESERVES

     We maintain insurance coverage for various aspects of our business and operations and retain a portion of losses that occur through the use of deductibles. We are subject to legal proceedings and claims from time to time, the outcomes of which are subject to significant uncertainty. Although we maintain policies of insurance that cover claims asserted against our company, many of our policies provide for deductibles. In addition, our insurance policies may not cover certain types of claims, such as those involving pollution. We determine whether to disclose and accrue for loss contingencies based on the coverages we maintain and on an assessment of whether the risk of loss is remote, reasonably possible, or probable. While we make these judgments with the advice of legal counsel and our insurers, these judgments are inherently subjective. As claims develop and additional information becomes available, adjustments to loss reserves may be required.

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

  GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows but are also based on other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur. See Note 5 to the Consolidated Financial Statements for further discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R "Share-Based Payment" (SFAS
123R). This statement revises SFAS No. 123, supercedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. Currently this type of compensation expense is not reflected in our Consolidated Statements of Operations and Comprehensive Income. The effective date of this pronouncement is as of the beginning of the first interim or annual period that begins after June 15, 2005. We have adopted the requirements of SFAS 123R effective January 1, 2005. As a result of the implementation of SFAS 123R, we expect to incur stock-based compensation expense totaling approximately $0.6 million in the first quarter of 2005.

     In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. We are in the process of reviewing the FAS 109-1 and FAS 109-2; however, at this time, we do not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on our consolidated financial position, results of operations or cash flows.

     In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We do not believe that the adoption of EITF 03-13 will have a material impact on our consolidated financial position, results of operations or cash flows.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated financial position, results of operations and cash flows but do not expect SFAS No. 151 to have a material impact.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary uses for cash are working capital, capital expenditures, research and development expenditures, acquisitions and principal and interest payments on indebtedness. Our primary sources of liquidity are cash reserves, cash generated by operations and amounts available to be drawn under our revolving credit facility. To the extent our cash requirements exceed our sources of liquidity, we will be required to fund our cash requirements through other means, such as through debt and equity financing activities or we will be required to curtail our expenditures.

  CASH FLOW

     Working capital was $121.6 million as of December 31, 2004 and $89.4 million as of December 31, 2003, net of discontinued operations. Net cash provided by operating activities was $41.2 million for the year ended December 31, 2004 and $35.6 million for the year ended December 31, 2003. The increase in working capital and cash flow from operating activities was principally attributable to higher operating levels across our business segments.

     Net cash used in investing activities was $70.7 million for the year ended December 31, 2004 and $64.9 million for the year ended December 31, 2003. Net cash used in investing activities was principally the result of capital expenditures, offset by lost-in-hole proceeds which represent funds we receive from a customer when one of our tools is involuntarily damaged or lost down-hole.

     Net cash provided by financing activities was $3.1 million for the year ended December 31, 2004 and $27.2 million for the year ended December 31, 2003. Changes in net cash related to financing activities were primarily the result of borrowings and repayments under our credit facility, which is described below.

     For the year ended December 31, 2004, we made capital expenditures of $82.4 million, primarily for rental tool inventory, LWD and MWD tools, wireline equipment and coil tubing units, including expenditures for the replacement of equipment lost-in-hole. In addition, we made $15.5 million in research and development expenditures for the year ended December 31, 2004.

  ACQUISITIONS

     During 2004, we consummated two acquisitions in the completion and workover segment for total consideration of approximately $4.0 million, resulting in goodwill of approximately $1.3 million.

  CAPITAL RESOURCES

     On June 30, 2004, we closed on a $237.5 million revolving credit facility that matures on June 30, 2009. As of December 31, 2004, we had an outstanding loan balance of $180.8 million and approximately $5.6 million in letters of credit issued under our credit facility, resulting in an available borrowing capacity of approximately $51.1 million.

     Our credit facility bears interest, at our election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.5% to 2.5% depending upon our leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from 0.5% to 1.5% depending upon our leverage ratio. As of December 31, 2004, we had elected to pay interest on our outstanding borrowings at LIBOR plus the then applicable margin of 2.0%.

     Our credit facility is collateralized by a lien on substantially all of our property and assets, a pledge of all of the capital stock of our domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our top tier foreign subsidiaries. In addition, our credit facility is guaranteed by all of our domestic subsidiaries. Our credit facility requires, among other things, that we maintain certain financial ratios, including a leverage ratio and a debt service coverage ratio, and a specified net worth. Our credit facility further limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, the amount of future investments we may make, the ability to pay dividends and the ability to engage in certain business combination transactions.

     As a result of the approximate $160.0 million repayment of our previous credit facility, we wrote off approximately $3.1 million in financing costs that had previously been deferred. This write-off has been included in the Consolidated Statements of Operations and Comprehensive Income as interest expense. Additionally, financing costs associated with our new credit facility were approximately $1.6 million, which will be ratably amortized to interest expense over the five year term of the credit facility.

  CONTRACTUAL OBLIGATIONS

     The following table aggregates information about our contractual cash obligations (in thousands) as of December 31, 2004:

                                                     PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------
                                                                                   MORE THAN
CONTRACTUAL OBLIGATIONS               TOTAL     0-1 YEAR   2-3 YEARS   4-5 YEARS    5 YEARS
-----------------------              --------   --------   ---------   ---------   ---------
Debt...............................  $180,805    $          $          $180,805      $ --
Operating leases...................    20,687     6,274      9,508        4,076       829
                                     --------    ------     ------     --------      ----
Total..............................  $201,492    $6,274     $9,508     $184,881      $829
                                     ========    ======     ======     ========      ====

  FUTURE CAPITAL REQUIREMENTS

     We anticipate that acquisitions of complementary companies, assets and product lines will continue to play an important role in our business strategy. While there are currently no unannounced agreements or ongoing negotiations for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time. Likewise, we will continue to need to make capital expenditures for tools and equipment and to make research and development expenditures to maintain and improve the quality of our products and services. We currently estimate that we will make capital expenditures of approximately $75 million in 2005 and will make research and development expenditures of approximately $18 million in 2005.

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

  OFF BALANCE SHEET ARRANGEMENTS

     With the exception of operating leases on real property and automobile leases discussed in Note 7 of our consolidated financial statements, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We have not entered into derivative or other financial instruments. Our market risk could arise from changes in interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense by approximately $1.8 million for the year ended December 31, 2004 and $1.8 million for the year ended December 31, 2003.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the notes thereto and our independent registered public accounting firm's reports thereon appear on pages F-1 through F-22 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. We maintain disclosure controls and procedures, which are controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

     Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

     As of December 31, 2004, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management has determined that our internal control over financial reporting as of December 31, 2004 was effective.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing elsewhere in this Annual Report on Form 10-K, which expresses unqualified opinions on our management's assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2004.

     During the quarterly period ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent and/or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

ITEM 9B.  OTHER INFORMATION

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is hereby incorporated by reference to the sections entitled "Information About Directors" and "Executive Officers of the Company" in our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is hereby incorporated by reference to the sections entitled "Director Compensation" and "Executive Compensation" of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this item is hereby incorporated by reference to the section entitled "Principal Shareholders" of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2004 and under the heading "Equity Compensation Plans" in Item 5 of this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is hereby incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item is hereby incorporated by reference to the section entitled "Audit Committee Report" of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2004.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a)(1 and 2) Financial Statements and Financial Statement Schedules. Our consolidated financial statements, together with the notes thereto and our independent accountants' reports thereon appear on pages F-1 through F-22 of this Annual Report on Form 10-K. An index to such financial statements appears on page F-1, and such index is incorporated herein by reference. All schedules not filed herewith for which provision is made under SEC Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to our consolidated financial statements.

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

                                          W-H ENERGY SERVICES, INC.

                                          By:   /s/ KENNETH T. WHITE, JR.
                                            ------------------------------------
                                                   Kenneth T. White, Jr.
                                               Chairman, President and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March, 2005.

              SIGNATURE
              ---------

      /s/ KENNETH T. WHITE, JR.                 Chairman of the Board, President and
--------------------------------------                Chief Executive Officer
        Kenneth T. White, Jr.                      (Principal Executive Officer)


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


       /s/ JONATHAN F. BOUCHER                                Director
--------------------------------------
         Jonathan F. Boucher


          /s/ JOHN R. BROCK                                   Director
--------------------------------------
            John R. Brock


        /s/ JAMES D. LIGHTNER                                 Director
--------------------------------------
          James D. Lightner


        /s/ CHRISTOPHER MILLS                                 Director
--------------------------------------
          Christopher Mills


         /s/ MILTON L. SCOTT                                  Director
--------------------------------------
           Milton L. Scott


      /s/ ROBERT H. WHILDEN, JR.                              Director
--------------------------------------
        Robert H. Whilden, Jr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.....  F-2
Consolidated Balance Sheets as of December 31, 2004 and
  2003......................................................  F-4
Consolidated Statements of Operations and Comprehensive
  Income for the Years Ended December 31, 2004, 2003 and
  2002......................................................  F-5
Consolidated Statements of Shareholders' Equity.............  F-6
Consolidated Statements of Cash Flows.......................  F-7
Notes to Consolidated Financial Statements..................  F-8

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of W-H Energy Services, Inc.:

     We have completed an integrated audit of W-H Energy Services, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of W-H Energy Services, Inc. and its subsidiaries (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     Also, in our opinion, management's assessment, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal
Control -- Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Houston, Texas
March 11, 2005

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                    AMOUNTS)
Current Assets:
  Cash and cash equivalents.................................  $ 10,448    $ 11,878
  Accounts receivable, net of allowance of $3,890 and
     $4,465, respectively...................................   111,728      80,888
  Inventories...............................................    48,317      37,384
  Deferred income taxes.....................................     5,601       6,665
  Prepaid expenses and other................................     9,965       5,930
  Assets held for sale......................................        --      30,587
                                                              --------    --------
     Total current assets...................................   186,059     173,332
Property and equipment, net.................................   235,317     201,176
Goodwill and other intangibles, net.........................   117,801     116,876
Other assets, net...........................................     9,434       9,941
                                                              --------    --------
       Total assets.........................................  $548,611    $501,325
                                                              ========    ========
Current Liabilities:
  Accrued liabilities.......................................  $ 34,926    $ 26,388
  Accounts payable..........................................    29,572      16,120
  Current maturities of long-term debt......................        --      10,763
  Liabilities associated with assets held for sale..........        --       4,994
                                                              --------    --------
     Total current liabilities..............................    64,498      58,265
Long-term debt, net of current maturities...................   180,805     166,962
Deferred income taxes.......................................    30,849      25,786
Other long-term obligations.................................     3,864       2,852
Commitments and Contingencies (Note 7)
Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................        --          --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized 27,803,130 and 27,400,878 shares issued and
     outstanding, respectively..............................         3           3
  Additional paid-in capital................................   214,846     211,683
  Deferred stock compensation...............................      (806)         --
  Other comprehensive income................................     7,522       6,667
  Retained earnings.........................................    47,030      29,107
                                                              --------    --------
     Total shareholders' equity.............................   268,595     247,460
                                                              --------    --------
       Total liabilities and shareholders' equity...........  $548,611    $501,325
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2004          2003          2002
                                                        -----------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                AND PER SHARE AMOUNTS)
Revenues..............................................  $   462,428   $   367,183   $   285,822
Costs and expenses:
  Cost of revenues....................................      269,897       209,118       157,169
  Selling, general and administrative.................       87,772        71,078        56,717
  Research and development expenses...................       15,474        11,241         9,954
  Depreciation and amortization.......................       45,665        36,032        29,083
                                                        -----------   -----------   -----------
     Total costs and expenses.........................      418,808       327,469       252,923
                                                        -----------   -----------   -----------
     Operating income.................................       43,620        39,714        32,899
Other (income) expense:
  Interest expense, net...............................       11,117         8,092         6,555
  Other (income) expense, net.........................          (94)           76           160
                                                        -----------   -----------   -----------
     Income before income taxes.......................       32,597        31,546        26,184
  Provision for income taxes..........................       12,548        12,145        10,081
                                                        -----------   -----------   -----------
     Income from continuing operations................       20,049        19,401        16,103
     Income (loss) from discontinued operations, net
       of tax.........................................       (2,126)         (140)          172
                                                        -----------   -----------   -----------
     Net income.......................................  $    17,923   $    19,261   $    16,275
                                                        ===========   ===========   ===========
Comprehensive income:
  Net income..........................................  $    17,923   $    19,261   $    16,275
  Foreign currency translation adjustment.............          855         3,246         4,171
                                                        -----------   -----------   -----------
  Comprehensive income................................  $    18,778   $    22,507   $    20,446
                                                        ===========   ===========   ===========
Earnings per share:
  Basic
     From continuing operations.......................  $      0.73   $      0.71   $      0.61
     From discontinued operations.....................        (0.08)           --          0.01
                                                        -----------   -----------   -----------
       Total..........................................  $      0.65   $      0.71   $      0.62
                                                        ===========   ===========   ===========
  Diluted
     From continuing operations.......................  $      0.71   $      0.69   $      0.58
     From discontinued operations.....................        (0.07)           --          0.01
                                                        -----------   -----------   -----------
       Total..........................................  $      0.64   $      0.69   $      0.59
                                                        ===========   ===========   ===========
Number of shares used in calculation of earnings per
  share:
  Basic...............................................   27,527,881    27,189,530    26,360,110
  Diluted.............................................   28,201,222    27,942,202    27,371,029

   The accompanying notes are an integral part of these financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              COMMON STOCK
                                             --------------   ADDITIONAL                        OTHER       RETAINED
                                                       PAR     PAID-IN     DEFERRED STOCK   COMPREHENSIVE   EARNINGS
                                             SHARES   VALUE    CAPITAL      COMPENSATION    INCOME (LOSS)   (DEFICIT)    TOTAL
                                             ------   -----   ----------   --------------   -------------   ---------   --------
                                                                               (IN THOUSANDS)
Balance, December 31, 2001.................  25,773    $3      $197,810       $  (791)         $ (532)       $(6,429)   $190,061
Amortization of deferred stock
  compensation.............................      --    --            --           404              --             --         404
Foreign currency translation adjustment....      --    --            --            --           4,171             --       4,171
Issuance of common stock -- warrant
  conversion...............................     649    --           331            --              --             --         331
Issuance of common stock -- stock option
  exercises................................     174    --           699            --              --             --         699
Issuance of common stock -- acquisitions...     420    --         6,789            --              --             --       6,789
Tax benefit from employee stock option
  plan.....................................      --    --         3,017            --              --             --       3,017
Realized gains on marketable securities....      --    --            --            --            (218)            --        (218)
Net income.................................      --    --            --            --              --         16,275      16,275
                                             ------    --      --------       -------          ------        -------    --------
Balance, December 31, 2002.................  27,016     3       208,646          (387)          3,421          9,846     221,529
Amortization of deferred stock
  compensation.............................      --    --            --           387              --             --         387
Foreign currency translation adjustment....      --    --            --            --           3,246             --       3,246
Issuance of common stock -- warrant
  conversion...............................     184    --            --            --              --             --          --
Issuance of common stock -- severance
  agreement................................       3    --            61            --              --             --          61
Issuance of common stock -- stock option
  exercises................................      88    --           512            --              --             --         512
Issuance of common stock -- acquisitions...     110    --         1,518            --              --             --       1,518
Tax benefit from employee stock option
  plan.....................................      --    --           946            --              --             --         946
Net income.................................      --    --            --            --              --         19,261      19,261
                                             ------    --      --------       -------          ------        -------    --------
Balance, December 31, 2003.................  27,401     3       211,683            --           6,667         29,107     247,460
Deferred stock compensation................      75    --         1,318        (1,318)             --             --          --
Amortization of deferred stock
  compensation.............................      --    --            --           512              --             --         512
Foreign currency translation adjustment....      --    --            --            --             855             --         855
Issuance of common stock -- stock option
  exercises................................     327    --         1,553            --              --             --       1,553
Tax benefit from employee stock option
  plan.....................................      --    --           292            --              --             --         292
Net income.................................      --    --            --            --              --         17,923      17,923
                                             ------    --      --------       -------          ------        -------    --------
Balance, December 31, 2004.................  27,803    $3      $214,846       $  (806)         $7,522        $47,030    $268,595
                                             ======    ==      ========       =======          ======        =======    ========

   The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2004        2003        2002
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income...............................................  $  17,923   $  19,261   $ 16,275
  Adjustments to reconcile net income to cash provided by
     operating activities --
     Depreciation and amortization.........................     45,665      36,032     29,083
     Gain on the sale of assets............................     (8,715)     (7,660)   (10,969)
     Deferred tax provision................................      6,579       6,122       (120)
     Amortization of deferred stock compensation...........        512         387        404
     Write-off of deferred financing costs.................      3,123          --         --
     Amortization of deferred financing costs..............        842       1,134        820
     Tax benefit from employee stock option plan...........        292         946      3,017
     Change in operating assets and liabilities, excluding
       effects of acquisitions and discontinued
       operations --
       Increase in accounts receivable, net................    (30,850)    (10,298)    (2,908)
       (Increase) decrease in inventories..................    (10,950)         47     (4,527)
       (Increase) decrease in prepaid expenses and other...     (4,038)     (3,564)     2,360
       (Increase) in other assets, net.....................     (2,130)       (973)      (941)
       (Decrease) increase in accounts payable and accrued
          liabilities......................................     22,987      (5,826)    (8,875)
                                                             ---------   ---------   --------
          Net cash provided by operating activities........     41,240      35,608     23,619
                                                             ---------   ---------   --------
Cash Flows from Investing Activities:
  Acquisition of businesses, net of cash acquired of $272,
     $1,205 and $601.......................................     (4,066)    (11,903)   (25,669)
  Additions to property and equipment......................    (82,407)    (65,420)   (63,335)
  Proceeds from sale of marketable securities..............         --          --     12,772
  Proceeds from sale of property and equipment.............     15,778      12,418     14,746
                                                             ---------   ---------   --------
          Net cash used in investing activities............    (70,695)    (64,905)   (61,486)
                                                             ---------   ---------   --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt.......................    241,361     135,689     54,781
  Payments on debt.........................................   (238,281)   (107,017)   (30,439)
  Debt issuance costs......................................     (1,572)     (1,939)
  Proceeds from conversion of stock purchase warrants......         --          --        331
  Proceeds from exercise of stock options..................      1,553         512        699
                                                             ---------   ---------   --------
          Net cash provided by financing activities........      3,061      27,245     25,372
                                                             ---------   ---------   --------
Effect of exchange rate changes on cash....................       (177)      2,660      2,285
                                                             ---------   ---------   --------
Effect of discontinued operations on cash..................     25,141       2,172       (503)
Net Increase (Decrease) in Cash and Cash Equivalents.......     (1,430)      2,780    (10,713)
Cash and Cash Equivalents, beginning of period.............     11,878       9,098     19,811
                                                             ---------   ---------   --------
Cash and Cash Equivalents, end of period...................  $  10,448   $  11,878   $  9,098
                                                             =========   =========   ========
Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period..........................  $   7,120   $   6,954   $  5,870
                                                             =========   =========   ========
  Income taxes paid during the period......................  $   6,561   $     213   $  2,545
                                                             =========   =========   ========

   The accompanying notes are an integral part of these financial statements.

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

     W-H's business depends in large part on the conditions in the oil and natural gas industry and specifically on the amount of capital spending by its customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Changes in prices could have a material effect on W-H's results of operations and financial condition, particularly with respect to its drilling related products and services segment. Demand for W-H's drilling related products and services is directly affected by the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Demand for W-H's completion and workover related products and services depends more on oil and natural gas production activity, which is less immediately affected by changes in oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond W-H's control. Any prolonged reduction in oil and natural gas prices may depress the level of exploration, development and production activity. Lower levels of activity result in a corresponding decline in the demand for W-H's drilling related products and services which could have a material adverse effect on its revenues and profitability. However, since W-H's completion and workover related products and services are less commodity price sensitive than its drilling related products and services, they continue to provide stability during prolonged downturns in drilling activity. Other risk factors include, but are not limited to, competition, risks relating to W-H's acquisition strategy, risks relating to acquisition financing and reliance on key personnel.

  DISCONTINUED OPERATIONS

     In March 2004, W-H committed to the divestiture of its maintenance and safety related products and services segment. Accordingly, this segment has been included in the Consolidated Statements of Operations and Comprehensive Income as discontinued operations and in the Consolidated Balance Sheets as assets and liabilities held for sale. In April 2004, W-H completed the sale of Well Safe, Inc., one of the two companies that formerly comprised the maintenance and safety related products and services segment, for cash consideration of $28.0 million. In December 2004, W-H sold the remaining entity, Charles Holston, Inc., that formerly comprised this segment, for consideration of $2.0 million, consisting of $1.0 million in cash and a $1.0 million subordinated promissory note due December 31, 2009. These sales resulted in a loss of $5.1 million for the year ended December 31, 2004. This loss is included as a component of discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Income. Summary financial results for this segment are as follows:

                                                           2004      2003      2002
                                                          -------   -------   -------
Revenues................................................  $16,007   $31,166   $27,592
(Loss) income before taxes..............................  $(3,792)  $  (228)  $   279
Tax (benefit) provision.................................   (1,666)      (88)      107
                                                          -------   -------   -------
Net (loss) income.......................................  $(2,126)  $  (140)  $   172
                                                          =======   =======   =======

                           W-H ENERGY SERVICES, INC.

     W-H sold Well Safe and Charles Holston pursuant to customary stock purchase agreements in which it made customary representations and warranties, agreed to customary covenants and agreed to indemnify the buyers of these businesses for certain matters, subject to certain caps, limitations and deductibles.

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

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     W-H extends credit to customers and other parties in the normal course of business. W-H regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, W-H makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. In the event W-H was to determine that a customer may not be able to make required payments, W-H would increase the allowance through a charge to income in the period in which that determination is made.

  INVENTORIES

     Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis. Inventories consist primarily of equipment, parts, raw materials and supplies. W-H assesses the realizability of its inventories based upon specific usage and future utility. A charge to results of operations is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted.

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

                           W-H ENERGY SERVICES, INC.

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

  REALIZATION OF LONG-LIVED ASSETS

     W-H evaluates the recoverability of assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 2004, 2003 or 2002.

  GOODWILL AND OTHER INTANGIBLES

     Goodwill represents the excess of the aggregate price paid by W-H in acquisitions over the fair market value of the tangible and identifiable intangible net assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives.

     Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually (or more frequently if indicators arise) for impairment. According to SFAS No. 142, companies are required to identify their reporting units and determine the aggregate carrying values and fair values of all such reporting units. If the carrying value of a reporting unit exceeds its relative fair value, SFAS No. 142 requires that a second impairment test be performed. This second step requires the comparison of the implied fair value of the reporting unit goodwill to its related carrying value, both of which must be measured by the company at the same point in time each year. Any initial loss resulting from a goodwill impairment test must be recorded as a change in accounting principle. W-H performed the required assessments in accordance with SFAS No. 142 for the years ended December 31, 2004, 2003 and 2002, which resulted in W-H recording no goodwill impairment expense.

  DEBT ISSUE COSTS

     Other assets include debt issue costs related to W-H's revolving credit facility. W-H amortizes these costs as interest expense over the scheduled maturity period of the debt. As a result of the repayment of its prior credit facility, W-H expensed approximately $3.1 million of the unamortized debt financing costs as interest expense during the year ended December 31, 2004. Financing costs associated with W-H's current credit facility were approximately $1.6 million, which will be ratably amortized to interest expense over the five year term of the credit facility. See Note 6 to the Consolidated Financial Statements for further discussion.

  REVENUE RECOGNITION

     W-H provides rental equipment and services to its customers on a day/hourly rate basis and recognizes the related revenue on a per-day/hourly basis as the work progresses. W-H also provides products to

                           W-H ENERGY SERVICES, INC.

customers and recognizes the related revenue as items are shipped from its facilities. Proceeds from customers for the cost of oilfield rental equipment that is involuntarily damaged or lost down-hole are reflected as revenues.

  COST OF REVENUES

     The primary components of cost of revenues are those salaries, expendable supplies, repairs and maintenance, costs of products sold and general operational costs that are directly associated with the services W-H performed for or products sold by W-H to its customers.

  RESEARCH AND DEVELOPMENT

     Research and development costs primarily represent salaries of research personnel and their related expenditures. Such activities are expensed when incurred. For the years ended December 31, 2004, 2003 and 2002, research and development costs were $15.5 million, $11.2 million and $10.0 million, respectively.

  INCOME TAXES

     W-H utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases based on enacted tax rates.

     W-H recognizes liabilities for anticipated tax issues based on its estimate of whether, and the extent to which, additional taxes will be due. These liabilities are adjusted accordingly as information on the associated tax issues becomes available.

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

     With the exception of the operating leases on real property and automobile leases discussed in Note 7 of the consolidated financial statements, W-H has no off-balance sheet debt or other off-balance sheet financing arrangements. W-H has not entered into derivative or other financial instruments.

  ACCOUNTING FOR STOCK-BASED COMPENSATION

     Through December 31, 2004, W-H accounted for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related interpretations. Under APB No. 25, no stock-based employee costs are reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if W-H had applied the fair value recognition provisions of

                           W-H ENERGY SERVICES, INC.

SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), to stock-based employee compensation:

                                                           2004      2003      2002
                                                          -------   -------   -------
Net income, as reported.................................  $17,923   $19,261   $16,275
Add: Total stock-based employee compensation expense
  included in reported net income, net of related tax
  effect................................................      315       239       249
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effect.....................   (2,692)   (2,731)   (2,724)
                                                          -------   -------   -------
Pro forma net income....................................  $15,546   $16,769   $13,800
                                                          =======   =======   =======
Earnings per share:
  Basic, as reported....................................  $  0.65   $  0.71   $  0.62
  Diluted, as reported..................................  $  0.64   $  0.69   $  0.59
  Basic, pro forma......................................  $  0.56   $  0.62   $  0.52
  Diluted, pro forma....................................  $  0.55   $  0.60   $  0.50
Weighted-average fair value per share of options
  granted...............................................  $ 18.10   $ 18.55   $ 19.64

     The fair value of each option was estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used for the historical option grants in the years ended December 31, 2004, 2003 and 2002: risk-free interest rates of between 3.8%-5.0%; dividend rates of zero; expected lives of between 5.9 and 8.6 years and expected volatilities of 50.7%-65.9%. The 3,745,192 options outstanding as of December 31, 2004 have a remaining weighted average contractual life of 6.8 years.

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

     As discussed more fully in "Recent Accounting Pronouncements" below, W-H adopted the requirements of FASB Statement 123R effective January 1, 2005.

  FOREIGN CURRENCY TRANSLATIONS

     The operations of foreign locations were translated into U.S. dollars based on the current exchange rates at the respective balance sheet dates and the weighted-average rates during each year for the statements of operations and comprehensive income. The translation adjustments were a gain of $0.9 million, $3.2 million and $4.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, and are reflected as foreign currency translation adjustments in the consolidated statements of operations and comprehensive income for the years ended December 31, 2004, 2003 and 2002.

  EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing income from continuing/discontinued operations available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and restricted shares. For the years ended December 31, 2004, 2003 and 2002, shares resulting from the assumed exercise of outstanding options and restricted shares of 673,341, 752,672 and 1,010,919,

                           W-H ENERGY SERVICES, INC.

respectively, were added to the denominator because the inclusion of such shares would be dilutive. For the years ended December 31, 2004, 2003 and 2002, additional shares resulting from the assumed exercise of outstanding options and restricted shares of 1,404,661, 1,495,925 and 912,337, respectively, were excluded from the computation of diluted earnings per share, because the inclusion of such shares would be anti-dilutive.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R "Share-Based Payment" (SFAS
123R). This statement revises SFAS No. 123, supercedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. Currently, this type of compensation expense is not reflected in W-H's Consolidated Statements of Operations and Comprehensive Income. The effective date of this pronouncement is as of the beginning of the first interim or annual period that begins after June 15, 2005. W-H plans to adopt the requirements of SFAS 123R effective January 1, 2005.

     In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. W-H is in the process of reviewing the FAS 109-1 and FAS 109-2; however, at this time W-H does not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on its consolidated financial position, results of operations or cash flows.

     In November 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. W-H does not believe that the adoption of EITF 03-13 will have a material impact on its consolidated financial position, results of operations or cash flows.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by W-H in the first quarter of fiscal 2006, beginning on January 1, 2006. W-H is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated financial position, results of operations and cash flows but do not expect SFAS No. 151 to have a material impact.

                           W-H ENERGY SERVICES, INC.

3.  ACQUISITIONS

     During 2004, W-H consummated two acquisitions in the cased-hole wireline business of its completion and workover segment for total consideration of approximately $4.0 million, resulting in goodwill of approximately $1.3 million.

     During the fourth quarter of 2003, W-H made the following acquisitions:

  DUTCH, INC.

     In December 2003, W-H acquired Dutch, Inc. ("Dutch"), which provides rental tools to drilling, completion and production businesses through its sole location in Broussard, Louisiana. W-H acquired Dutch for consideration consisting of $9.2 million in cash, of which $1.85 million is being held in escrow for a period of two years to satisfy certain types of indemnification claims that W-H is permitted to make under the purchase and sale agreement.

  CONTINENTAL DIRECTIONAL CORPORATION

     In November 2003, W-H acquired Continental Directional Corporation ("Continental"). Continental, headquartered in Nisku, Alberta, provides directional drilling services in Western Canada, a market that W-H's directional drilling business did not previously serve. Consideration for this acquisition was approximately $3.1 million in cash and short-term payable and 51,016 shares of W-H common stock, of which 25,513 shares are being held in escrow for a period of eighteen months to satisfy certain type of indemnification claims that W-H is permitted to make under the purchase and sale agreement.

  HYDRACOIL, INC.

     In November 2003, W-H acquired HydraCoil, Inc. ("HydraCoil"). The acquisition of HydraCoil extends the geographic reach of W-H's cased-hole logging and perforating services into the North Texas market. Consideration for this acquisition was approximately $3.0 million in cash and 58,823 shares of W-H common stock, of which 44,118 shares are being held in escrow for a period of between two and three years to satisfy certain types of indemnification claims that W-H is permitted to make under the purchase and sale agreement.

                           W-H ENERGY SERVICES, INC.

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
                                                              =======

     Unaudited proforma consolidated financial information for these acquisitions have not been included as the results were not material to current operations.

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Activity in W-H's allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002, consists of the following (in thousands):

                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
Balance, beginning of year.................................  $4,465   $5,658   $5,111
  Deductions for uncollectible receivables written off.....  (2,464)  (1,259)    (460)
  Additions charged to expense.............................   1,889       66    1,007
                                                             ------   ------   ------
Balance, end of year.......................................  $3,890   $4,465   $5,658
                                                             ======   ======   ======

     The components of inventories as of December 31, 2004 and 2003 are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
Finished goods..............................................  $43,380   $35,657
Work-in-process.............................................    3,646     1,963
Raw materials and supplies..................................    7,152     5,446
Inventory reserve...........................................   (5,861)   (5,682)
                                                              -------   -------
  Inventories...............................................  $48,317   $37,384
                                                              =======   =======

                           W-H ENERGY SERVICES, INC.

     Net property and equipment as of December 31, 2004 and 2003, consists of the following (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
Rental equipment............................................  $ 295,274   $ 243,262
Machinery and equipment.....................................     41,958      30,529
Automobiles and trucks......................................     20,084      15,498
Office equipment, furniture and fixtures....................      7,114       6,147
Building and leasehold improvements.........................     19,038      16,049
                                                              ---------   ---------
  Total.....................................................    383,468     311,485
Less -- accumulated depreciation............................   (148,151)   (110,309)
                                                              ---------   ---------
  Property and equipment, net...............................  $ 235,317   $ 201,176
                                                              =========   =========

     Depreciation expense charged to operations totaled approximately $44.5 million, $35.2 million and $28.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Goodwill and other intangibles as of December 31, 2004 and 2003, consist of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------   LIFE IN
                                                            2004       2003      YEARS
                                                          --------   --------   -------
Goodwill................................................  $112,784   $111,454       --
License agreements......................................     6,633      6,189    12-17
Non-compete agreements..................................     3,183      2,768      2-5
                                                          --------   --------
  Total.................................................   122,600    120,411
Less -- accumulated amortization........................    (4,799)    (3,535)
                                                          --------   --------
  Goodwill and other intangibles, net...................  $117,801   $116,876
                                                          ========   ========

     Amortization expense charged to operations totaled approximately $1.2 million, $0.8 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Estimated aggregate amortization of intangible assets (in thousands) for the next 5 years is as follows:

                                                    2005    2006    2007    2008   2009
                                                    -----   -----   -----   ----   ----
Amortization......................................  1,446   1,406   1,236   515    183

     Accrued liabilities as of December 31, 2004 and 2003, consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
Accrued compensation and benefits...........................  $12,800   $ 9,776
Accrued maintenance.........................................    2,595     1,829
Accrued taxes...............................................    6,119     4,304
Accrued insurance...........................................    1,491     1,337
Accrued professional fees...................................    1,784       736
Accrued liabilities associated with discontinued
  operations................................................    3,105        --
Other accrued liabilities...................................    7,032     8,406
                                                              -------   -------
  Accrued liabilities.......................................  $34,926   $26,388
                                                              =======   =======

                           W-H ENERGY SERVICES, INC.

5.  GOODWILL:

     The changes in the carrying amount of goodwill for each of W-H's reportable business segments for the years ended December 31, 2003 and 2004 were as follows (in thousands):

                                                        DRILLING   COMPLETION    TOTAL
                                                        --------   ----------   --------
Balances as of January 1, 2003........................  $28,267     $69,337     $ 97,604
Goodwill acquired during the period...................   10,234       3,207       13,441
Goodwill adjusted for prior year acquisitions.........       --         409          409
                                                        -------     -------     --------
Balances as of December 31, 2003......................   38,501      72,953      111,454
Goodwill acquired during the period...................      193       1,252        1,445
Goodwill adjusted for prior year acquisitions.........     (220)        105         (115)
                                                        -------     -------     --------
Balances as of December 31, 2004......................  $38,474     $74,310     $112,784
                                                        =======     =======     ========

6.  DEBT:

     Long-term debt as of December 31, 2004 and 2003 consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
PRIOR CREDIT FACILITY (TERMINATED ON JUNE 30, 2004):
Term A loan facility to financial institutions bearing
  interest at LIBOR plus 2.25%, requiring annual principal
  payments ranging from $0 in the first year to $12.3
  million in the fifth year, maturing on October 16, 2005...  $     --   $ 17,000
Term B loan facility to financial institutions bearing
  interest at LIBOR plus 3.25%, requiring annual principal
  payments of $0.85 million through December 31, 2006 and
  the balance due on the maturity date, maturing on April
  16, 2007..................................................        --     82,575
Term C loan facility to financial institutions bearing
  interest at LIBOR plus 3.00%, requiring annual principal
  payments of $0.7 million through December 31, 2006 and the balance due on the maturity date, maturing on April 16,
  2007......................................................        --     69,650
Revolving credit facility to financial institutions bearing
  interest at LIBOR plus 2.25%, maturing on October 16,
  2005......................................................        --      4,000
CURRENT CREDIT FACILITY (ENTERED INTO ON JUNE 30, 2004):
Revolving credit facility to financial institutions bearing
  interest at LIBOR plus 2.00% (4.56% at December 31, 2004),
  maturing on June 30, 2009.................................   180,805         --
SUBORDINATED DEBT:
Convertible subordinated notes payable to prior owners of
  Coil Tubing Services, L.L.C. .............................        --      4,500
                                                              --------   --------
Total debt..................................................   180,805    177,725
Less -- Current maturities of long-term debt................        --    (10,763)
                                                              --------   --------
Total long-term debt........................................  $180,805   $166,962
                                                              ========   ========

                           W-H ENERGY SERVICES, INC.

  CREDIT FACILITY

     On June 30, 2004, W-H closed on a $237.5 million revolving credit facility (the "Credit Facility") that matures on June 30, 2009. As of December 31, 2004, W-H had an outstanding loan balance of $180.8 million and approximately $5.6 million in letters of credit issued under the Credit Facility, resulting in an available borrowing capacity of approximately $51.1 million.

     The Credit Facility bears interest, at W-H's election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.5% to 2.5% depending upon W-H's leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from 0.5% to 1.5% depending upon W-H's leverage ratio. As of December 31, 2004, W-H had elected to pay interest on its outstanding borrowings at LIBOR plus the then applicable margin of 2.0%.

     W-H's Credit Facility is collateralized by a lien on substantially all of W-H's property and assets, a pledge of all of the capital stock of W-H's domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H's top tier foreign subsidiaries. In addition, W-H's Credit Facility is guaranteed by all of W-H's domestic subsidiaries. The Credit Facility requires, among other things, that we maintain certain financial ratios, including a leverage ratio and a debt service coverage ratio, and a specified net worth. The Credit Facility further limits the amount of capital expenditures W-H may make, the amount of debt W-H may incur outside of the Credit Facility, the amount of future investments W-H may make, the ability to pay dividends and the ability to engage in certain business combination transactions.

     As a result of the repayment of W-H's previous Credit Facility, W-H wrote off approximately $3.1 million in financing costs that had previously been deferred. This write-off has been included in the Consolidated Statements of Operations and Comprehensive Income as interest expense. Additionally, financing costs associated with this Credit Facility were approximately $1.6 million, which will be ratably amortized to interest expense over the five year term of the Credit Facility.

  CONVERTIBLE SUBORDINATED NOTES

     In connection with the CTS acquisition in 2001, W-H issued $4.5 million in 9% convertible subordinated notes to eight of the individuals from whom CTS was acquired as partial consideration for the acquisition. The notes were paid in full in January 2004.

7.  COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     W-H leases certain real property and automobiles under operating leases that expire at various dates through 2014. Rental expense under operating leases was approximately $8.2 million, $7.6 million and $6.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

FOR THE YEAR ENDED DECEMBER 31,
-------------------------------
2005........................................................  $ 6,274
2006........................................................    5,537
2007........................................................    3,971
2008........................................................    2,907
2009........................................................    1,169
Thereafter..................................................      829
                                                              -------
  Total.....................................................  $20,687
                                                              =======

                           W-H ENERGY SERVICES, INC.

  EMPLOYMENT AGREEMENTS

     W-H has entered into employment agreements with its corporate officers. Under these agreements, each officer receives a set base salary, subject to adjustment, an annual discretionary bonus based on specific objectives to be determined by the compensation committee, an automobile or automobile allowance and certain fringe benefits as may be available to such executive officers. The agreements are for original terms of two to three years, with certain automatic renewal provisions and contain non-competition agreements. The agreements also contain a termination clause, which requires a two-year payment (2.5 years in the case of W-H's Chief Executive Officer) based on the officer's salary and historical bonus amounts received, in the event of termination without cause or certain change of control events.

     W-H also has employment agreements with certain non-corporate officers. The agreements are for original terms of two to three years and provide for severance pay in the event of involuntary termination.

  LITIGATION

     W-H is from time to time a party or otherwise subject to legal proceedings, claims, investigations and other proceedings in the ordinary course of their business. These matters typically involve tort, workers compensation, commercial and infringement and other intellectual property claims. Where appropriate, W-H makes provision for a liability with respect to these claims in its financial statements in accordance with generally accepted accounting principles. These provisions are reviewed periodically and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and events pertaining to a particular case. Litigation is inherently unpredictable. However, W-H believes that it has valid defenses with respect to the legal matters pending against it. It is possible, nevertheless, that W-H's results of operations or financial position could be adversely affected by the resolution of one or more of these matters.

8.  INCOME TAXES

     The components of W-H's income tax provision are as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
Current
  U.S. federal and state income taxes...................  $ 2,296   $   975   $ 1,675
  Foreign...............................................    2,940     2,335     2,133
                                                          -------   -------   -------
     Total current......................................    5,236     3,310     3,808
                                                          -------   -------   -------
Deferred
  U.S. federal and state income taxes...................    9,106     8,468     5,419
  Foreign...............................................   (1,794)      367       854
                                                          -------   -------   -------
     Total deferred.....................................    7,312     8,835     6,273
                                                          -------   -------   -------
     Total provision....................................  $12,548   $12,145   $10,081
                                                          =======   =======   =======

     The United States and foreign components of income before income taxes are as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
United States...........................................  $34,285   $27,037   $15,809
Foreign.................................................   (1,688)    4,509    10,375
                                                          -------   -------   -------
Total...................................................  $32,597   $31,546   $26,184
                                                          =======   =======   =======

                           W-H ENERGY SERVICES, INC.

     The total provision for income taxes differs from an amount computed at the statutory rate as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
Federal income tax at statutory rates...................  $11,410   $11,041   $ 9,164
State income taxes, net of federal benefit..............    1,029       958     1,651
Other...................................................       17       142       349
Foreign income taxes, net of credits....................    1,161     1,124      (645)
Nondeductible items.....................................      983       129     1,353
Increase/(decrease) in valuation allowance..............   (2,038)      185    (1,183)
Credits.................................................      (14)   (1,434)     (608)
                                                          -------   -------   -------
  Total provision.......................................  $12,548   $12,145   $10,081
                                                          =======   =======   =======

     The significant components of the deferred tax assets and liabilities as of December 31, 2004 and 2003, are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Deferred tax assets --
  Net operating loss carry-forwards.........................  $  2,642   $  4,677
  Accruals not currently deductible for tax purposes........     4,656      3,446
  Write-off of bad debts....................................       789      1,197
  Inventory costs capitalized for tax purposes..............       329        241
  Credit carry forwards.....................................       422      2,157
  Capitalized research & development costs..................        --      4,590
  Other.....................................................     1,230         --
                                                              --------   --------
     Total gross deferred tax assets........................    10,068     16,308
  Less -- valuation allowance...............................    (1,538)    (3,576)
                                                              --------   --------
     Net deferred tax assets................................     8,530     12,732
                                                              --------   --------
Deferred tax liabilities --
  Tax depreciation in excess of book depreciation...........   (21,911)   (22,333)
  Tax amortization in excess of book amortization...........    (9,916)    (6,454)
  Other.....................................................    (1,951)    (3,066)
                                                              --------   --------
     Total gross deferred tax liabilities...................   (33,778)   (31,853)
                                                              --------   --------
     Net deferred tax liabilities...........................  $(25,248)  $(19,121)
                                                              ========   ========

     Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $0.9 million of undistributed earnings and profits of the company's foreign subsidiaries. W-H considers such earnings to be permanently reinvested outside the United States. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.

     As of December 31, 2004, W-H had deferred tax assets of $8.0 million relating to $0.5 million of federal net operating loss ("NOL") carry-forwards, $0.4 million of credit carry-forwards, $23.0 million of state NOL carry-forwards and $6.9 million of foreign NOL carry-forwards. The federal NOL carry-forwards expire in

                           W-H ENERGY SERVICES, INC.

2019. Foreign losses related to the United Kingdom and Netherlands do not expire; however, our Norwegian NOL carry-forwards expire in 2013 and 2014. State NOL carry-forwards expire beginning in 2005 until 2019. The NOL and credit carry-forwards can be used to reduce W-H's federal, state and foreign income taxes payable in future years. W-H's ability to realize the entire benefit of its deferred tax assets requires that W-H achieve certain future earnings levels prior to the expiration of its NOL carry-forwards.

     Valuation allowances have been established for uncertainties in realizing the benefit of tax loss and credit carry-forwards. While W-H expects to realize the net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation. W-H could be required to record an additional valuation allowance against certain or all of its remaining deferred tax assets if market conditions deteriorate or future earnings are below current estimates. As of December 31, 2004, approximately $0.9 million of the valuation allowance relates to state net operating loss carry-forwards and $1.0 million relates to foreign net operating loss and credit carry-forwards. The valuation allowance decreased approximately $2.0 million in 2004, increased $1.2 million in 2003 and decreased approximately $0.9 million in 2002. The $2.0 million decrease in 2004 was primarily due to release of the valuation allowance on the federal NOL and foreign tax credits. It is now expected that the federal NOL will be fully utilized and because of the passage of new tax legislation, the foreign tax credit carry-forward period has been extended. As such, management expects the company to be able to fully utilize the foreign tax credits. Additional amounts were also provided on current foreign and state losses, in jurisdictions where management does not believe W-H will be able to utilize in future periods.

     W-H recognizes liabilities for anticipated tax issues based on its estimate of whether, and the extent to which, additional taxes will be due. These liabilities are adjusted accordingly as information on the associated tax issues becomes available. As of December 31, 2004 and 2003, amounts reserved for such contingencies were $7.2 million and $5.2 million, respectively.

9.  RELATED-PARTY TRANSACTIONS

  LEASE AGREEMENT

     One of W-H's subsidiaries leases its facilities from a W-H officer. For each of the years ended December 31, 2004, 2003 and 2002, W-H paid the officer $108,000 for such annual lease costs.

  TRANSACTIONS WITH PENNY-FARTHING PRESS, INC.

     W-H's Chairman, President and Chief Executive Officer is the owner of Penny-Farthing Press Inc. ("PFP"), a publishing company, which occasionally performs services for W-H and several of its subsidiaries. In 2004 and 2003, W-H did not make any payments to PFP for services. In 2002, W-H made payments to PFP for graphic design and other services of approximately $28,000. During the same periods, PFP made payments to W-H of approximately $38,000, $38,000 and $30,000, respectively, primarily for rental of office space.

10.  SHAREHOLDERS' EQUITY

  STOCK OPTIONS

     In May 2004, W-H's shareholders approved an amendment to W-H's stock option plan (the "1997 Option Plan") to increase the number of authorized shares to 4,900,000 to be issued under the 1997 Option Plan. Each option granted under the 1997 Option Plan contains such terms and conditions as may be approved by the compensation committee (the "Committee"). The options currently outstanding under the 1997 Option Plan vest ratably over a four-year period, commencing on the grant date, in 25% increments after each year of service has been completed and will expire ten years from the date the options were granted. The terms of such options also provide that if an optionee's employment terminates for any reason, the option may be

                           W-H ENERGY SERVICES, INC.

exercised during the three month period following such termination, but only to the extent vested at the time of such termination. As of December 31, 2004, 3,005,192 options were outstanding under this plan.

     Additionally, on March 29, 1999, W-H issued 900,900 options to its chief executive officer under a separate non-statutory option plan. These options have a 10-year term and an exercise price of $4.55 per share. As of December 31, 2004, the remaining unexercised options to purchase 740,000 shares of common stock had vested.

     A summary of W-H's stock option activity for the years ended December 31, 2002, 2003 and 2004 is as follows:

                                                                          WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF   PRICE PER
                                                               OPTIONS      SHARE
                                                              ---------   ---------
Outstanding December 31, 2001...............................  3,099,127     10.85
  Granted...................................................    388,425     19.64
  Exercised/exchanged.......................................   (173,651)     4.03
  Expired/canceled..........................................    (57,077)    13.62
                                                              ---------
Outstanding December 31, 2002...............................  3,256,824     12.21
                                                              ---------
  Granted...................................................    492,500     18.55
  Exercised/exchanged.......................................    (88,505)     5.78
  Expired/canceled..........................................    (27,361)    16.45
                                                              ---------
Outstanding December 31, 2003...............................  3,633,458     13.20
                                                              ---------
  Granted...................................................    561,500     18.10
  Exercised/exchanged.......................................   (328,752)     4.69
  Expired/canceled..........................................   (121,014)    20.76
                                                              ---------
Outstanding December 31, 2004...............................  3,745,192     14.43
                                                              =========
Exercisable at December 31, 2004............................  2,441,611     12.01
                                                              =========

     The following table summarizes information about stock options outstanding at December 31, 2004:

                                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                          --------------------------------------------------   -------------------------------
                          OUTSTANDING    WEIGHTED AVERAGE                      EXERCISABLE
                             AS OF          REMAINING                             AS OF
                          DECEMBER 31,   CONTRACTUAL LIFE   WEIGHTED AVERAGE   DECEMBER 31,   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES      2004          (IN YEARS)       EXERCISE PRICE        2004        EXERCISE PRICE
------------------------  ------------   ----------------   ----------------   ------------   ----------------
$ 2.21- 3.48...........      171,685           2.4               $ 2.30           171,685          $ 2.30
  3.49- 4.55...........      982,333           4.1                 4.54           982,333            4.54
  4.56-16.50...........      559,213           7.0                13.90           340,213           12.90
 16.51-25.75...........    2,031,961           7.5                20.39           947,380           21.19
                           ---------                                            ---------
$ 2.21-25.75...........    3,745,192           6.8               $14.43         2,441,611          $12.01
                           =========                                            =========

     In January 2000, W-H issued options to purchase 190,575 shares of common stock to employees. W-H recorded deferred stock compensation totaling approximately $1.5 million for the options granted in the first quarter of 2000. The deferred stock compensation was amortized over the four-year vesting period of the individual stock options issued. The fair value of the common stock on the date of grant was determined based on a third-party valuation and taking into consideration certain industry and company-specific factors. During

                           W-H ENERGY SERVICES, INC.

each of the years ended December 31, 2004, 2003 and 2002, W-H recognized $ -- , $0.4 million and $0.4 million, respectively, in compensation expense relating to these options.

  RESTRICTED COMMON STOCK

     On May 12, 2004, W-H's shareholders approved the grant of 75,000 shares of restricted common stock to W-H's Chairman, President and Chief Executive Officer. Deferred stock compensation of approximately $1.3 million generated by this issuance has been recorded in shareholders' equity and is being amortized to compensation expense under the provisions of FASB issued Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans -- and interpretation of APB Opinions No. 15 and 25." During the year ended December 31, 2004, W-H recognized $0.5 million in compensation expense relating to this restricted stock issuance.

11.  401(K) PLAN

     W-H maintains a 401(k) plan that enables employees to contribute up to specified percentages of their annual compensation. W-H may contribute a matching amount for each participant equal to a discretionary percentage determined annually by W-H. W-H may also contribute additional amounts at its sole discretion. W-H matching contributions were approximately $2.2 million, $1.2 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

12.  OPERATING SEGMENTS

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

  DRILLING RELATED PRODUCTS AND SERVICES

     The drilling related products and services segment provides products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. These products and services are used primarily throughout North America and in selected areas internationally. This segment includes the following business lines: (i) LWD; (ii) MWD; (iii) directional drilling; (iv) down-hole drilling motors; (v) rental tools (including drill pipe) and (vi) drilling fluids.

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

                           W-H ENERGY SERVICES, INC.

  SUMMARY INFORMATION

     W-H recognizes revenues, cost of revenues, selling, general and administrative expense, research and development expense and depreciation and amortization expense by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the year ended December 31, 2004:

                                            DRILLING   COMPLETION   CORPORATE    TOTAL
                                            --------   ----------   ---------   --------
Revenues..................................  $302,788    $159,640    $     --    $462,428
Operating Income..........................    22,651      30,997     (10,028)     43,620
Depreciation and amortization.............    29,380      16,011         274      45,665
Total assets..............................   333,518     199,119      15,974     548,611
Capital expenditures......................    55,166      27,036         205      82,407

     As of and for the year ended December 31, 2003:

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $242,085    $125,098     $    --    $367,183
Operating Income...........................    26,881      22,546      (9,713)     39,714
Depreciation & Amortization................    23,237      12,476         319      36,032
Total assets, net of assets held for
  sale.....................................   273,354     188,553       8,831     470,738
Capital expenditures.......................    41,780      23,504         136      65,420

     As of and for the year ended December 31, 2002:

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $205,177    $ 80,645     $    --    $285,822
Operating Income...........................    26,600      13,548      (7,249)     32,899
Depreciation & Amortization................    20,163       8,668         252      29,083
Total assets, net of assets held for
  sale.....................................   243,016     153,108      15,312     411,436
Capital expenditures.......................    40,650      22,422         263      63,335

                           W-H ENERGY SERVICES, INC.

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands):

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2004        2003        2002
                                                       ---------   ---------   ---------
Revenues:
  United States......................................  $410,706    $305,702    $229,496
  North Sea..........................................    24,513      36,390      31,850
  Other..............................................    27,209      25,091      24,476
                                                       --------    --------    --------
     Total...........................................  $462,428    $367,183    $285,822
                                                       ========    ========    ========

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2004        2003        2002
                                                          ---------   ---------   ---------
Operating Income:
  United States.........................................   $44,741     $34,130     $21,163
  North Sea.............................................    (4,644)      2,309       7,442
  Other.................................................     3,523       3,275       4,294
                                                           -------     -------     -------
     Total..............................................   $43,620     $39,714     $32,899
                                                           =======     =======     =======

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Long-Lived Assets:
  United States.............................................  $336,740   $299,461
  North Sea.................................................    15,494     18,262
  Other.....................................................    10,318     10,270
                                                              --------   --------
     Total..................................................  $362,552   $327,993
                                                              ========   ========

                           W-H ENERGY SERVICES, INC.

13.  INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of consolidated interim information for the years ended December 31, 2004 and 2003 (amounts in thousands, except per share data):

                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                         ---------   --------   -------------   ------------
2004
Revenues...............................  $107,544    $108,434     $115,453        $130,997
Operating income.......................  $  9,331    $ 10,217     $  9,965        $ 14,107
Net income.............................  $  4,967    $  1,595     $  5,255        $  6,106
Income per common share:
  Basic................................  $   0.18    $   0.06     $   0.19        $   0.22
  Diluted..............................  $   0.18    $   0.06     $   0.19        $   0.21

                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                          ---------   --------   -------------   ------------
2003
Revenues................................   $87,167    $89,017       $96,404        $94,595
Operating income........................   $11,675    $10,967       $ 9,454        $ 7,618
Net income..............................   $ 5,868    $ 5,760       $ 4,679        $ 2,954
Income per common share:
  Basic.................................   $  0.22    $  0.21       $  0.17        $  0.11
  Diluted...............................   $  0.21    $  0.21       $  0.17        $  0.11

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                                   DESCRIPTION
  -------                                   -----------
    3.1        --   Restated Articles of Incorporation of the Company
                    (incorporated by reference to Exhibit 3.1 of the Company's
                    Registration Statement No. 333-43411 on Form S-1)
    3.2        --   Amended and Restated Bylaws of the Company (incorporated by
                    Reference to Exhibit 3.2 of the Company's Registration
                    Statement No. 333-43411 on Form S-1)
    3.3        --   Statement of Designations of Series A Junior Participating
                    Preferred Stock of W-H Energy Services, Inc. (included as
                    Exhibit A to the Rights Agreement (Exhibit 4.2 hereto))
                    setting forth the terms of the Series A Junior Participating
                    Preferred Stock, par value $0.01 per share.
    4.1        --   Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on
                    Form 8-A filed with the SEC on July 28, 2003)
    4.2        --   Rights Agreement, dated as of May 31, 2002, between the
                    Company and Computershare Trust Company, Inc., as Rights
                    Agent (incorporated by reference to Exhibit 4.2 of to the
                    Company's Registration Statement on Form 8-A filed with the
                    SEC on July 28, 2003)
    9.1        --   Amended and Restated Stockholders Agreement, dated March 26,
                    1999 (incorporated by reference to Exhibit 9.1 of the
                    Company's Registration Statement No. 333-43411 on Form S-1)
   10.1        --   Employment Agreement of Kenneth T. White, Jr., dated October
                    30, 2003 (incorporated by reference to Exhibit 10.1 of the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended September 30, 2003)
   10.2        --   Employment Agreement of Jeffrey L. Tepera, effective January
                    1, 2004 (incorporated by reference to Exhibit 10.2 of the
                    Company's Annual Report on Form 10-K for the fiscal year
                    ended December 31, 2003)
   10.3        --   Employment Agreement of William J. Thomas III, effective
                    January 1, 2004 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the
                    quarterly period ended March 31, 2004)
   10.4        --   W-H Energy Services, Inc. 1997 Stock Option Plan as
                    restated, effective as of May 12, 2004 (incorporated by
                    reference to Appendix B of the Company's Definitive Proxy
                    Statement on Schedule 14A, filed April 6, 2004)
   10.5        --   Non-Statutory Stock Option Agreement for Kenneth T. White,
                    Jr., dated March 29, 1999 (incorporated by reference to
                    Exhibit 10.5 of the Company's Registration Statement No.
                    333-43411 on Form S-1)
   10.6        --   Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement No.
                    333-43411 on Form S-1)
   10.7        --   Amended and Restated TJC Transaction Advisory Agreement with
                    TJC Management Corp., dated March 26, 1999 (incorporated by
                    Reference to Exhibit 10.11 of the Company's Registration
                    Statement No. 333-43411 on Form S-1)
   10.8        --   Credit Agreement, dated as of June 30, 2004, among the
                    Company, Various Financial Institutions, and Wells Fargo
                    Bank, N.A. (incorporated by reference to Exhibit 10.8 to the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended June 30, 2004)
   10.10       --   Employment Agreement of Ernesto Bautista, III, effective
                    January 1, 2004 (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
   10.11       --   Employment Agreement of Stuart J. Ford, effective January 1,
                    2004 (incorporated by reference to Exhibit 10.11 of the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended March 31, 2004)
   10.12       --   Restricted Stock Agreement between the Company and Kenneth
                    T. White, Jr. dated as of May 12, 2004 (incorporated by
                    reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)
   11.1        --   Computation of Per Share Earnings*
   21.1        --   List of Significant Subsidiaries of the Company*
   23.1        --   Consent of PricewaterhouseCoopers LLP*

  EXHIBIT
   NUMBER                                   DESCRIPTION
  -------                                   -----------
   31.1        --   Certification of Chief Executive Officer of W-H Energy
                    Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002*
   31.2        --   Certification of Chief Financial Officer of W-H Energy
                    Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002*
   32.1        --   Certification of Chief Executive Officer of W-H Energy
                    Services, Inc. pursuant to 18 U.S.C. Section 1350*
   32.2        --   Certification of Chief Financial Officer of W-H Energy
                    Services, Inc. pursuant to 18 U.S.C. Section 1350*

---------------

* filed herewith