Form 10-Q
period 2005-03-31
W-H ENERGY SERVICES INC
filed 2005-05-09
CIK 1051034

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

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

     As of May 2, 2005 there were outstanding 27,952,552 shares of common stock, par value $0.0001 per share, of the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           W-H ENERGY SERVICES, INC.

                                     INDEX

                                                                PAGE
                                                                ----
                                PART I
                        FINANCIAL INFORMATION
Item 1.  Financial Statements...............................         1
       Consolidated Balance Sheets -- March 31, 2005
         (unaudited) and December 31, 2004..................         1
       Consolidated Statements of Operations and
         Comprehensive Income (unaudited) -- Three months
         ended March 31, 2005 and 2004......................         2
       Consolidated Statements of Cash Flows
         (unaudited) -- Three months ended March 31, 2005
         and 2004...........................................         3
       Notes to Consolidated Financial Statements
         (unaudited)........................................         4
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................        10
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................        15
Item 4.  Controls and Procedures............................        16

                               PART II
                          OTHER INFORMATION
Item 5.  Other Information..................................        17
Item 6.  Exhibits...........................................        17
Signatures..................................................        18

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2005           2004
                                                              -----------   ------------
                                                              (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................   $ 11,292       $ 10,448
  Accounts receivable, net of allowance of $3,896 and
     $3,890, respectively...................................    125,901        111,728
  Inventories...............................................     52,066         48,317
  Deferred income taxes.....................................      5,746          5,601
  Prepaid expenses and other................................      6,044          9,965
                                                               --------       --------
     Total current assets...................................    201,049        186,059
Property and equipment, net.................................    253,817        235,317
Goodwill and other intangibles, net.........................    117,551        117,801
Other assets, net...........................................      9,389          9,434
                                                               --------       --------
     Total assets...........................................   $581,806       $548,611
                                                               ========       ========
Current Liabilities:
  Accrued liabilities.......................................   $ 33,788       $ 34,926
  Accounts payable..........................................     31,370         29,572
                                                               --------       --------
     Total current liabilities..............................     65,158         64,498
Long-term debt..............................................    200,000        180,805
Deferred income taxes.......................................     32,788         30,849
Other long-term obligations.................................      3,869          3,864

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................         --             --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized 27,949,052 and 27,803,130 shares issued and
     outstanding, respectively..............................          3              3
  Additional paid-in capital................................    216,970        214,846
  Deferred stock compensation...............................       (605)          (806)
  Other comprehensive income................................      7,910          7,522
  Retained earnings.........................................     55,713         47,030
                                                               --------       --------
     Total shareholders' equity.............................    279,991        268,595
                                                               --------       --------
     Total liabilities and shareholders' equity.............   $581,806       $548,611
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

                           W-H ENERGY SERVICES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2005           2004
                                                              ------------   ------------
Revenues....................................................  $   142,423    $   107,544
Costs and expenses:
  Cost of revenues..........................................       80,993         62,916
  Selling, general and administrative.......................       25,893         21,521
  Research and development..................................        4,738          3,038
  Depreciation and amortization.............................       13,771         10,738
                                                              -----------    -----------
     Total costs and expenses...............................      125,395         98,213
                                                              -----------    -----------
     Operating income.......................................       17,028          9,331
Other (income) expense:
  Interest expense, net.....................................        2,247          2,268
  Other (income) expense, net...............................          130            (81)
                                                              -----------    -----------
     Income before income taxes.............................       14,651          7,144
  Provision for income taxes................................        5,968          2,750
                                                              -----------    -----------
     Income from continuing operations......................        8,683          4,394
     Income from discontinued operations, net of tax........           --            573
                                                              -----------    -----------
     Net income.............................................  $     8,683    $     4,967
                                                              ===========    ===========
Comprehensive income:
  Net income................................................  $     8,683    $     4,967
  Foreign currency translation adjustment...................          388          2,965
                                                              -----------    -----------
  Comprehensive income......................................  $     9,071    $     7,932
                                                              ===========    ===========
Earnings per share:
  Basic
     From continuing operations.............................  $      0.31    $      0.16
     From discontinued operations...........................           --           0.02
                                                              -----------    -----------
       Total................................................  $      0.31    $      0.18
                                                              ===========    ===========
  Diluted
     From continuing operations.............................  $      0.30    $      0.16
     From discontinued operations...........................           --           0.02
                                                              -----------    -----------
       Total................................................  $      0.30    $      0.18
                                                              ===========    ===========
Number of shares used in calculation of earnings per share:
  Basic.....................................................   27,809,451     27,410,246
  Diluted...................................................   28,712,925     28,122,212

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2005        2004
                                                              ---------   ---------
Cash Flows from Operating Activities:
  Net income................................................  $  8,683    $  4,967
  Adjustments to reconcile net income to cash provided by
     operating activities -- Depreciation and
     amortization...........................................    13,771      10,738
     Gain on the sale of assets.............................      (794)     (3,491)
     Deferred tax provision.................................     1,213       2,322
     Amortization of deferred stock compensation............       201          --
     Amortization of deferred financing costs...............        79         343
     Tax benefit from employee stock option plan............       929         117
     Changes in operating assets and liabilities, excluding
      effects of discontinued operations --
       Increase in accounts receivable, net.................   (14,204)     (3,333)
       Increase in inventories..............................    (3,757)     (2,705)
       Decrease in prepaid expenses and other...............     3,921       1,222
       Decrease (increase) in other assets, net.............       467         (17)
       (Decrease) increase in accounts payable and accrued
        liabilities.........................................       972        (105)
                                                              --------    --------
          Net cash provided by operating activities.........    11,481      10,058
                                                              --------    --------
Cash Flows from Investing Activities:
  Additions to property and equipment.......................   (34,358)    (14,592)
  Proceeds from sale of property and equipment..............     2,254       5,463
                                                              --------    --------
          Net cash used in investing activities.............   (32,104)     (9,129)
                                                              --------    --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................    49,965      21,492
  Payments on debt..........................................   (30,770)    (17,879)
  Proceeds from the exercise of stock options...............     1,195          97
                                                              --------    --------
          Net cash provided by financing activities.........    20,390       3,710
                                                              --------    --------
Effect of exchange rate changes on cash.....................     1,077       1,979
Effect of discontinued operations on cash...................        --      (1,250)
Net increase in Cash and Cash Equivalents...................       844       5,368
Cash and Cash Equivalents, beginning of period..............    10,448      11,878
                                                              --------    --------
Cash and Cash Equivalents, end of period....................  $ 11,292    $ 17,246
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BUSINESS ORGANIZATION

  DESCRIPTION OF COMPANY

     W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, "W-H") is a diversified oilfield service company that provides products and services used primarily for the drilling, completion and production of oil and natural gas wells. W-H has the following primary lines of business:
(i) drilling related products and services, which include logging-while-drilling, measurement-while-drilling, directional drilling, down-hole drilling motors, rental tools (including drill pipe) and drilling fluids; and (ii) completion and workover related products and services, which include cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment, polymers and specialty chemicals, rental tools (including tubing) and coiled tubing.

  BASIS OF PRESENTATION

     The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

  DISCONTINUED OPERATIONS

     In March 2004, W-H committed to the divestiture of its maintenance and safety related products and services segment. Accordingly, this segment has been included in the Consolidated Statements of Operations and Comprehensive Income for 2004 as discontinued operations. In April 2004, W-H completed the sale of Well Safe, Inc., one of the two companies that formerly comprised the maintenance and safety related products and services segment, for cash consideration of $28.0 million. In December 2004, W-H sold the remaining entity, Charles Holston, Inc., that formerly comprised this segment, for consideration of $2.0 million, consisting of $1.0 million in cash and a $1.0 million subordinated promissory note due December 31, 2009. These sales resulted in a loss of $5.1 million for the year ended December 31, 2004. Summary financial results for this segment are as follows:

                                                               FOR THE THREE
                                                                MONTHS ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2005      2004
                                                              -------   ------
Revenues....................................................  $    --   $9,755
Income before taxes.........................................  $    --   $  933
Tax provision...............................................       --      360
                                                              -------   ------
Net income..................................................  $    --   $  573
                                                              =======   ======

     W-H sold Well Safe, Inc. and Charles Holston, Inc. pursuant to customary stock purchase agreements in which it made customary representations and warranties, agreed to customary covenants and agreed to indemnify the buyers of these businesses for certain matters, subject to certain caps, limitations and deductibles.

  RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current presentation.

  ACCOUNTING POLICIES AND PROCEDURES

     W-H has not added to or changed its accounting policies since December 31, 2004. For a description of these policies, refer to Note 2 of the Consolidated Financial Statements in W-H's Annual Report on Form 10-K for the year ended December 31, 2004.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises SFAS 123, supersedes APB No. 25 and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The FASB established the beginning of the first interim or annual period that begins after June 15, 2005 as the effective date for SFAS 123R. W-H had planned to adopt the requirements of SFAS 123R effective January 1, 2005 and had anticipated incurring stock-based compensation expense totaling approximately $0.6 million in the first quarter of 2005. However, on April 14, 2005, the SEC announced the adoption of a new rule that amended the required adoption dates for SFAS 123R. The SEC's rule allows most larger reporting companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result of the SEC's new rule, W-H plans to delay the adoption of the requirements of SFAS 123R until the beginning of its fiscal year that begins on January 1, 2006.

2.  EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing income from continuing and discontinued operations available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and restricted shares. For the three months ended March 31, 2005 and 2004, shares of 903,474 and 711,966, respectively, resulting from the assumed exercise of outstanding options and the existence of outstanding restricted shares were added to the denominator because the inclusion thereof would be dilutive. For the three months ended March 31, 2005 and 2004, shares of zero and 2,053,550, respectively, resulting from the assumed exercise of outstanding options and the existence of outstanding restricted shares were excluded from the computation of earnings per common share, because the inclusion thereof would be anti-dilutive.

3.  INVENTORY

     The components of inventories as of March 31, 2005 and December 31, 2004 are as follows (in thousands):

                                                         MARCH 31, 2005   DECEMBER 31, 2004
                                                         --------------   -----------------
Finished goods.........................................     $46,368            $43,380
Work-in-process........................................       3,931              3,646
Raw materials and supplies.............................       8,231              7,152
Inventory reserve......................................      (6,464)            (5,861)
                                                            -------            -------
  Inventories..........................................     $52,066            $48,317
                                                            =======            =======

4.  DEBT

  CREDIT FACILITY

     As of March 31, 2005, W-H had an outstanding loan balance of $200.0 million and approximately $5.6 million in letters of credit issued under its credit facility, leaving W-H with available borrowing capacity on such date of $31.9 million. As more fully described in Note 8 below, W-H entered into an amendment to its credit facility on May 5, 2005. The following description of the credit facility does not give effect to such amendment.

     The credit facility bears interest, at W-H's election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.5% to 2.5% depending upon W-H's leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from 0.5% to 1.5% depending upon W-H's leverage ratio. As of March 31, 2005, W-H had elected to pay interest on its outstanding borrowings at LIBOR plus the then applicable margin of 2.0%. The credit facility matures on June 30, 2009.

     The credit facility is secured by a lien on substantially all of W-H's property and assets, a pledge of all the capital stock of W-H's domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H's top tier foreign subsidiaries. In addition, the credit facility is guaranteed by all of W-H's domestic subsidiaries. The credit facility requires, among other things, that W-H maintain certain financial ratios, including a leverage ratio and a debt service coverage ratio, and a specified net worth. The credit facility further limits the amount of capital expenditures W-H may make, the amount of debt W-H may incur outside of the credit facility, the amount of future investments W-H may make, the ability of W-H to pay dividends and the ability of W-H to engage in certain business combination transactions.

     Financing costs associated with the credit facility were approximately $1.6 million, which are being ratably amortized to interest expense over the five year term of the credit facility. As a result of the repayment of W-H's previous credit facility, W-H expensed approximately $3.1 million in financing costs during the second quarter of 2004 that had previously been deferred.

5.  STOCK OPTIONS

     A summary of W-H's stock options as of March 31, 2005 and December 31, 2004 is as follows:

                                                            NUMBER OF   WEIGHTED AVERAGE
                                                             OPTIONS    PRICE PER SHARE
                                                            ---------   ----------------
Outstanding December 31, 2004.............................  3,745,192        $14.43
Granted...................................................         --            --
Exercised/exchanged.......................................   (144,747)         8.21
Expired/canceled..........................................    (24,612)        21.96
                                                            ---------
Outstanding March 31, 2005................................  3,575,833         14.63
                                                            ---------
Exercisable at March 31, 2005.............................  2,395,344         12.37
                                                            ---------

     The fair value of each option was estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used for the historical option grants: risk-free interest rate of 4.5%; dividend rates of zero; average expected life of 5.7 years and expected volatility of 50.3%. The 3,575,833 options outstanding as of March 31, 2005 have a weighted average remaining contractual life of 6.8 years.

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

     Had compensation expense for the stock options granted to employees and directors been determined using the fair value method, net income and diluted net income per share for the three months ended March 31, 2005 and 2004, respectively would have been reduced to the following pro forma amounts:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
Net income, as reported.....................................  $8,683   $4,967
Add: Total stock-based employee compensation expense
  included in reported net income, net of related tax
  effect....................................................     119       --
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effect.................................    (346)    (577)
                                                              ------   ------
Pro forma net income........................................  $8,456   $4,390
                                                              ======   ======
Earnings per share:
  Basic, as reported........................................  $ 0.31   $ 0.18
  Diluted, as reported......................................  $ 0.30   $ 0.18
  Basic, pro forma..........................................  $ 0.30   $ 0.16
  Diluted, pro forma........................................  $ 0.29   $ 0.16
Weighted-average fair value per share of options granted....  $   --   $15.28

6.  INCOME TAXES

     In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. W-H is in the process of reviewing the FAS 109-1 and FAS 109-2; however, at this time, W-H does not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on our consolidated financial position, results of operations or cash flows.

7.  OPERATING SEGMENTS

     Management has elected to aggregate W-H's business unit segments based on the differences in each segment's customers, the products and services offered and other economic characteristics. Based on these criteria, management has identified the following reportable segments: (i) drilling related products and services and (ii) completion and workover related products and services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in W-H's Annual Report on Form 10-K for the year ended December 31, 2004.

  DRILLING RELATED PRODUCTS AND SERVICES

     The drilling segment provides products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. These products and services are used primarily throughout North America and in select areas internationally. This segment includes the following business lines: (i) logging-while-drilling; (ii) measurement-while-drilling; (iii) directional drilling; (iv) down-hole drilling motors; (v) rental tools (including drill pipe) and (vi) drilling fluids.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     The completion and workover segment provides products and services primarily to customers onshore in the Gulf Coast region and offshore in the Gulf of Mexico. These products and services include: (i) cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment; (ii) polymers and specialty chemicals; (iii) rental tools (including tubing) and (iv) coiled tubing.

  SUMMARY INFORMATION

     W-H recognizes revenues, operating income, depreciation and amortization expense, total assets and capital expenditures by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the three months ended March 31, 2005 (unaudited):

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $91,798     $50,625      $    --    $142,423
Operating income...........................    7,826      12,052       (2,850)     17,028
Depreciation and amortization..............    8,881       4,824           66      13,771
Total assets...............................  350,580     215,849       15,377     581,806
Capital expenditures.......................   20,265      14,078           15      34,358

     As of and for the three months ended March 31, 2004 (unaudited):

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $73,055     $34,489      $    --    $107,544
Operating income...........................    5,985       5,885       (2,539)      9,331
Depreciation and amortization..............    6,989       3,684           65      10,738
Total assets...............................  285,377     181,695       14,532     481,604
Capital expenditures.......................    8,875       5,678           39      14,592

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands) (unaudited):

  REVENUES

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2005        2004
                                                              ---------   ---------
United States...............................................  $127,339    $ 90,479
North Sea...................................................     6,876       7,433
Other.......................................................     8,208       9,632
                                                              --------    --------
  Total.....................................................  $142,423    $107,544
                                                              ========    ========

  OPERATING INCOME

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2005         2004
                                                              --------      -------
United States...............................................  $15,639       $9,506
North Sea...................................................     (258)      (1,360)
Other.......................................................    1,647        1,185
                                                              -------       ------
  Total.....................................................  $17,028       $9,331
                                                              =======       ======

  LONG-LIVED ASSETS

                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
United States...............................................  $356,816      $336,740
North Sea...................................................    14,073        15,494
Other.......................................................     9,868        10,318
                                                              --------      --------
  Total.....................................................  $380,757      $362,552
                                                              ========      ========

8.  SUBSEQUENT EVENTS

     On April 17, 2005, a Houston warehouse and facility operated by Superior Packaging & Distribution, L.P. ("Superior"), a W-H subsidiary, was destroyed in a fire. The facility was closed at the time and there were no persons at the facility that suffered injuries as a result of the fire. The cause of the fire is not yet known. W-H expects that Superior will incur, primarily in the second quarter of 2005, a variety of costs, including clean-up and debris removal costs, associated with the fire. W-H believes that a majority of the costs and expenses that Superior incurs in connection with this event will be covered by insurance, but the precise nature and extent of insurance coverage for this incident is still being evaluated.

     On May 5, 2005, W-H entered into a First Amendment to its credit facility (the "First Amendment"). The First Amendment, among other things, increased the amount W-H may borrow under its credit facility to $375.0 million from $237.5 million, extended the maturity date to May 5, 2010 from June 30, 2009, improved certain of the pricing terms associated with the credit facility and relaxed certain of the operational and financial covenants imposed by the credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that involve risks, uncertainties and assumptions. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, trends in oil and natural gas prices, capital expenditures by customers, oil and natural gas industry activity, difficulty in continuing to develop, produce and commercialize technologically advanced products and services, weather conditions in offshore markets, risks associated with events that result in personal injuries, loss of life, damage to or destruction of property, equipment or the environment and suspension of operations, unavailability of or costs associated with insurance, our ability to attract and retain skilled workers, the loss of key members of management, competition in our industry, compliance with and developments in environmental and other governmental regulations, loss of use of certain technologies, the concentration of customers in the energy industry, our ability to successfully integrate future acquisitions, political and economic risks, an impairment of goodwill, as well as restrictions on our ability to raise additional funds. For additional discussion of these risks, please see the discussion set forth under the heading "Factors That May Affect Future Results and Accuracy of Forward-Looking Statements" contained in our most recent Annual Report filed on Form 10-K with the Securities and Exchange Commission ("SEC").

OVERVIEW OF OUR PRODUCTS AND SERVICES

     We provide drilling related products and services and completion and workover related products and services to major and independent oil and natural gas companies, drilling contractors and other oilfield service companies. The majority of our revenues are generated from charging our customers day rates, based on the number of days our products and services are used. We also sell certain products used in the exploration for and production of oil and natural gas and receive revenues from our customers in connection with these sales. Our primary expenses are salaries for our personnel and the costs associated with expendable parts and supplies, research and development, repair and maintenance of equipment and costs of products sold as well as general operational costs.

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

  DRILLING RELATED PRODUCTS AND SERVICES

     Revenue from our drilling related products and services segment constituted approximately 64% of our consolidated revenue in the first quarter in 2005. Approximately 84% of our drilling segment revenue for the first quarter of 2005 was generated in the United States, including the Gulf of Mexico. The remaining 16% was generated in various international locations.

     In July 2001, exploration and development activity levels in the United States peaked and began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738, which was comprised of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003 and this recovery continued through the first quarter of 2005. This increase, however, resulted almost entirely from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,032, 1,192 and 1,283 for 2003,

2004 and the three months ended March 31, 2005, respectively. Of these figures, land rigs comprised 924, 1,095 and 1,183, respectively, and offshore rigs comprised 108, 97 and 100, respectively, for the same periods.

     The recovery in exploration and development activity levels in the United States has impacted our revenue and earnings generated in this market. Although the overall rig count in the United States has increased each of the last nine consecutive quarters, the offshore rig count has not responded in the same manner. In fact, the average offshore rig count during the first quarter of 2005, while 3% higher than the same period in the prior year, was approximately 19% lower than the preceding five year average for the same period. The offshore rig count did improve modestly in the fourth quarter of 2004 and into early 2005, but has since retreated to the level of mid-2004 activity. Whether this trend will continue throughout 2005 is unclear at this time. We do believe that the overall outlook for domestic natural gas exploration and development activity remains positive as natural gas production has yet to respond to the higher level of natural gas prices and higher rig counts. This factor should keep upward pressure on natural gas prices.

     Outside of the United States, the North Sea remains our largest drilling segment market. According to statistics published by Baker Hughes, the number of rotary rigs operating in the North Sea declined from an average of 67 in January 2002 to an average of 44 in March 2005, after having reached a low of 31 in July 2004. We expect a modest increase in activity levels in the North Sea in the near term.

     As the primary area of improvement in drilling activity in the United States has been onshore, the importance of improving our market share for land-based services became critical. We started to see this trend developing and, in October 2002, we made a strategic decision to enter the directional drilling business in North America. As a result of this decision and the growth in the United States land rig count, we have successfully leveraged our new directional drilling business to effect an increase in the utilization of our measurement-while-drilling and down-hole drilling motor fleet. The increased utilization of our measurement-while-drilling and down-hole drilling motor fleet has helped to offset decreases in utilization of our higher margin logging-while-drilling fleet, which is primarily driven by the United States offshore rig count.

     Another key challenge that our drilling related products and services segment faces is the demand by our customers for more efficient and technologically advanced services and tools. We have invested a substantial amount of our time and capital into developing and commercializing technologies that are of value to our customers and that enable us to compete effectively with the major integrated oilfield service companies. During the third quarter of 2004, we began to market our PathMaker(R) 12 1/4" 3-Dimensional Rotary Steerable technology. We expect commercialization of the 3-Dimensional Rotary Steerable technology to improve the utilization of our logging-while-drilling, measurement-while-drilling and directional drilling services, as our customers are increasingly requiring this type of technology as a prerequisite for a drilling project or contract. We are currently developing a PathMaker(R) 8 1/2" 3-Dimensional Rotary Steerable tool and we expect to be able to offer this tool on a commercial basis during the second half of 2005.

     Introduced on a commercial basis in late 2004, our Array Wave Resistivity technology is the first of our next generation of logging-while-drilling tools. We believe that our Array Wave Resistivity tools provide a more robust and accurate resistivity measurement. Tools and data analysis in this technology improve the precision and reliability of formation data obtained through the analysis of electromagnetic wave transmissions through the formation surrounding a well-bore. Our Array Wave Resistivity tools are also designed to withstand high pressure (25,000 psi) and high temperature (3507F) well conditions.

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     Our completion and workover related products and services segment provided approximately 36% of our total consolidated revenue for the first quarter in 2005. Revenues provided by this segment are almost entirely derived from the United States and the Gulf of Mexico. While revenues from this segment are affected by the level of oil and natural gas prices, activity in this segment is only modestly affected by drilling activity (see the discussion under Drilling Related Products and Services above). As a result, our completion and workover segment has provided stability during prolonged downturns in drilling activity.

     We have increased our revenue capacity in this segment through capital spending in 2003, 2004 and the first three months of 2005, which, when combined with our acquisitions, has strengthened and further diversified our operations. Continued growth in this segment will be dependent upon, among other factors, industry activity levels, prices of oil and natural gas, our capital expenditure program and our ability to attract and retain qualified service personnel and field engineers required to operate the specialized equipment used in this business.

  DISCONTINUED OPERATIONS

     In March 2004, we committed to the divestiture of our maintenance and safety related products and services segment. Accordingly, this segment has been included in the Consolidated Statements of Operations and Comprehensive Income for 2004 as discontinued operations. In April 2004, we completed the sale of Well Safe, Inc., one of the two companies that formerly comprised the maintenance and safety related products and services segment, for cash consideration of $28.0 million. Additionally, in December 2004, we sold the remaining entity that formerly comprised this segment, Charles Holston, Inc., for consideration of $2.0 million, consisting of $1.0 million in cash and a $1.0 million subordinated promissory note due December 31, 2009. We sold Well Safe and Charles Holston pursuant to customary stock purchase agreements in which we made customary representations and warranties, agreed to customary covenants and agreed to indemnify the buyers of these businesses for certain matters, subject to certain caps, limitations and deductibles. These sales resulted in a loss of $5.1 million for the year ended December 31, 2004.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-Q.

  THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

     Revenues. Revenues increased by $34.9 million, or approximately 32%, to $142.4 million for the three months ended March 31, 2005 from $107.5 million for the three months ended March 31, 2004. This increase was primarily attributable to higher demand for certain of our products and services, combined with the benefit of increased revenue capacity from our capital expenditures.

     Revenues from our drilling related products and services increased by $18.7 million, or approximately 26%, to $91.8 million for the three months ended March 31, 2005 from $73.1 million for the three months ended March 31, 2004. This increase was primarily attributable to higher demand for our directional drilling services, rental tools and drilling fluids products.

     Revenues from our completion and workover related products and services increased by $16.1 million, or approximately 47%, to $50.6 million for the three months ended March 31, 2005 from $34.5 million for the three months ended March 31, 2004. This increase was the result of higher utilization of our coiled tubing and cased-hole wireline fleet and higher demand for our completion fluids.

     Cost of Revenues. Cost of revenues increased by $18.1 million, or approximately 29% to $81.0 million for the three months ended March 31, 2005 from $62.9 million for the three months ended March 31, 2004. As a percentage of revenues, cost of revenues decreased to 56.9% for the three months ended March 31, 2005 from 58.5% for the three months ended March 31, 2004. The decrease in cost of revenues as a percentage of revenues was primarily due to a change in our revenue mix. In particular, our revenue mix was affected by sales increases in our higher margin rental tool, coiled tubing and cased-hole wireline operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.4 million, or approximately 20%, to $25.9 million for the three months ended March 31, 2005 from $21.5 million for the three months ended March 31, 2004. The increase was primarily attributable to increased personnel costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses decreased to 18.2% for the three months ended March 31, 2005 from 20.0% for the three months ended March 31, 2004.

     Research and Development Expenses. Research and development expenses increased by $1.7 million, or approximately 57%, to $4.7 million for the three months ended March 31, 2005 from $3.0 million for the three months ended March 31, 2004. This increase was the result of increased research and development spending on our PathFinder Energy Services, Inc. technologies, including our PathMaker(R) 8 1/2" 3-Dimensional Rotary Steerable tool and other research and development initiatives.

     Depreciation and Amortization. Depreciation and amortization increased by $3.1 million, or approximately 29%, to $13.8 million for the three months ended March 31, 2005 from $10.7 million for the three months ended March 31, 2004. This increase was largely the result of depreciation expense associated with our capital expenditures.

     Interest and Other Expense. Interest and other expense for the three months ended March 31, 2005 was $2.4 million, an increase of $0.2 million, or approximately 9% from $2.2 million for the three months ended March 31, 2004. This increase was primarily due to the increase in the amounts outstanding under our credit facility, offset by improved pricing on our credit facility, which was entered into in June 2004.

     Net Income. Net income for the three months ended March 31, 2005 was $8.7 million, an increase of $3.7 million, or approximately 74%, from the $5.0 million reported for the three months ended March 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises SFAS 123, supersedes APB No. 25 and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The FASB established the beginning of the first interim or annual period that begins after June 15, 2005 as the effective date for SFAS 123R, and we had planned to adopt the requirements of SFAS 123R effective January 1, 2005. However, on April 14, 2005, the SEC announced the adoption of a new rule that amended the required adoption dates for SFAS 123R. The SEC's rule allows most larger reporting companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result of the SEC's new rule, we plan to delay the adoption of the requirements of SFAS 123R until the beginning of our fiscal year that begins on January 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary uses for cash are working capital, capital expenditures, research and development expenditures, acquisitions and principal and interest payments on indebtedness. Our primary sources of liquidity are cash reserves, cash generated by operations and amounts available to be drawn under our revolving credit facility. To the extent our cash requirements exceed our sources of liquidity, we will be required to fund our cash requirements through other means, such as through debt and equity financing activities, or we will be required to curtail our expenditures.

  CASH FLOW

     Working capital was $135.9 million as of March 31, 2005 and $121.6 million as of December 31, 2004. Net cash provided by operating activities was $11.5 million for the three months ended March 31, 2005 and $10.1 million for the three months ended March 31, 2004. The increase in working capital and cash flow from operating activities was largely due to increases in activity levels across all business lines.

     Net cash used in investing activities was $32.1 million for the three months ended March 31, 2005 and $9.1 million for the three months ended March 31, 2004. The increase in net cash used in investing activities was principally the result of increased capital expenditures on tools and equipment and a decrease in net proceeds from the sale of assets.

     Net cash provided by financing activities was $20.4 million for the three months ended March 31, 2005 and $3.7 million for the three months ended March 31, 2004. The increase in net cash provided by financing activities was primarily the result of increased borrowings and decreased repayments under our credit facility.

     For the three months ended March 31, 2005, we made capital expenditures, primarily for rental tools, logging-while-drilling and measurement-while-drilling tools, of $34.4 million, including expenditures for the replacement of equipment lost-in-hole. In addition, we incurred $4.7 million in research and development expenses for the three months ended March 31, 2005.

  CAPITAL RESOURCES

     As of March 31, 2005, we had an outstanding loan balance of $200.0 million and approximately $5.6 million in letters of credit issued under our credit facility, resulting in an available borrowing capacity on such date of approximately $31.9 million. As of March 31, 2005, we had elected to pay interest on our outstanding borrowings at LIBOR plus the then applicable margin of 2.0%.

     On May 5, 2005, we entered into a First Amendment to our credit facility (the "First Amendment") with Wells Fargo Bank, National Association, as Administrative Agent, Co-Lead Arranger and Sole Book Running Manager; JPMorgan Chase Bank, N.A., as Co-Lead Arranger and Co-Syndication Agent; Comerica Bank, as Co-Syndication Agent; The Bank of Nova Scotia, as Co-Documentation Agent; Wachovia Bank, N.A., as Co-Documentation Agent; Citibank Texas, N.A., as Managing Agent; and various other financial institutions parties thereto. The First Amendment, among other things, increased the amount we may borrow under our credit facility to $375.0 million from $237.5 million, extended the maturity date of such borrowings to May 5, 2010 from June 30, 2009, improved certain of the pricing terms associated with our credit facility and relaxed certain of the operational and financial covenants imposed by our credit facility. Our credit facility, as amended by the First Amendment, also provides for a $25.0 million letter of credit and a $15.0 million swing line sublimit.

     Amounts borrowed under our credit facility, as amended by the First Amendment, bear interest, at our election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0% depending upon our leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or
(2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0% depending upon our leverage ratio. As of May 6, 2005, borrowings under our credit facility, as amended by the First Amendment, bore interest at LIBOR plus the then applicable margin of 1.5%.

     Our credit facility is secured by a lien on substantially all of our property and assets, a pledge of all of the capital stock of our domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our top tier foreign subsidiaries. In addition, our credit facility is guaranteed by all of our domestic subsidiaries. Our credit facility, as amended by the First Amendment, requires, among other things, that we maintain certain financial ratios, including a leverage ratio and an interest coverage ratio, and a specified net worth. Our credit facility limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, the amount of future investments we may make, our ability to pay dividends and our ability to engage in certain business combination transactions.

     Our credit facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness agreements in excess of specified amounts, certain events of bankruptcy and insolvency, judgments in excess of specified amounts, ERISA defaults, certain failures of guaranty or security documents supporting our credit facility to be in full force and effect and a change of control.

     Certain of the banks that are parties to the credit agreement, as amended by the First Amendment, and certain of their respective affiliates have performed in the past, and may perform in the future, banking, investment banking and/or advisory services for us and our affiliates from time to time for which they have received customary compensation.

     Financing costs associated with our credit facility of approximately $1.6 million and estimated financing costs associated with the First Amendment of approximately $1.1 million will be ratably amortized to interest expense over the five year term of the credit facility. As a result of the approximate $160.0 million repayment of our previous credit facility in June 2004, we wrote off approximately $3.1 million in financing costs during the second quarter of 2004 that had previously been deferred.

     The descriptions of our credit facility and the First Amendment are qualified in their entirety by reference to the credit facility which is filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and to the First Amendment which is filed as Exhibit 10.8(a) hereto.

  FUTURE CAPITAL REQUIREMENTS

     We anticipate that acquisitions of complementary companies, assets and product lines will continue to play an important role in our business strategy. While there are currently no unannounced agreements or ongoing negotiations for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time. Likewise, we will continue to need to make capital expenditures for tools and equipment and to make research and development expenditures to maintain and improve the quality of our products and services. We currently estimate that we will make capital expenditures of approximately $75.0 million in 2005 and will make research and development expenditures of approximately $18.0 million in 2005.

     We believe that our internally generated cash flow, combined with access to our credit facility will be sufficient to meet the liquidity requirements necessary to fund our operations, capital expenditures, research and development and debt service requirements for at least the next 12 months. However, our ability to maintain our credit facility and the sufficiency of our internally generated cash flow can be impacted by economic conditions outside of our control.

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

OTHER MATTERS

     On April 17, 2005, a Houston warehouse and facility operated by our subsidiary, Superior Packaging & Distribution, L.P. ("Superior"), was destroyed in a fire. The facility was closed at the time and there were no persons at the facility that suffered injuries as a result of the fire. The cause of the fire is not yet known.

     We expect that Superior will incur, primarily in the second quarter of 2005, a variety of costs, including clean-up and debris removal costs, associated with the fire. We believe that a majority of the costs and expenses that Superior incurs in connection with this event will be covered by insurance, but the precise nature and extent of insurance coverage for this incident is still being evaluated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We have not entered into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense by approximately $0.5 million for the three months ended March 31, 2005 and 2004.

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

     Internal Control over Financial Reporting. During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

                                    PART II

                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     The information included under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capital Resources" is hereby incorporated herein by reference.

ITEM 6.  EXHIBITS

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

                                         W-H ENERGY SERVICES, INC.

Date: May 6, 2005                                          By: /s/ JEFFREY L. TEPERA
                                           ----------------------------------------------------------
                                                               Jeffrey L. Tepera
                                                   Vice President and Chief Financial Officer
                                                         (Principal Financial Officer)

Date: May 6, 2005                                        By: /s/ ERNESTO BAUTISTA, III
                                           ----------------------------------------------------------
                                                             Ernesto Bautista, III
                                                    Vice President and Corporate Controller
                                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX

 NUMBER                                 EXHIBIT TITLE
 ------                                 -------------
10.8(a)*     --  First Amendment to Credit Agreement dated as of May 5, 2005 among the Company; Wells Fargo Bank, National Association, as Administrative Agent, Co-Lead Arranger and Sole Book
                 Running Manager; JPMorgan Chase Bank, N.A., as Co-Lead
                 Arranger and Co-Syndication Agent; Comerica Bank, as
                 Co-Syndication Agent; The Bank of Nova Scotia, as
                 Co-Documentation Agent; Wachovia Bank, N.A., as
                 Co-Documentation Agent; Citibank Texas, N.A., as Managing
                 Agent; and various other financial institutions parties
                 thereto.
10.9*        --  Employment Agreement of Glen J. Ritter, effective April 14,
                 2005
11.1*        --  Computation of Per Share Earnings
31.1*        --  Certification of Chief Executive Officer of W-H Energy
                 Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002
31.2*        --  Certification of Chief Financial Officer of W-H Energy
                 Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002
32.1*        --  Certification of Chief Executive Officer of W-H Energy
                 Services, Inc. pursuant 18 U.S.C. Section 1350
32.2*        --  Certification of Chief Financial Officer of W-H Energy
                 Services, Inc. pursuant 18 U.S.C. Section 1350

---------------

* Filed herewith