Form 10-Q
period 2005-06-30
W-H ENERGY SERVICES INC
filed 2005-08-05
CIK 1051034

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

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

     As of August 2, 2005 there were outstanding 28,105,150 shares of common stock, par value $0.0001 per share, of the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           W-H ENERGY SERVICES, INC.

                                     INDEX

                                                                               PAGE
                                                                               ----
                                      PART I
                               FINANCIAL INFORMATION
Item 1.
                 Financial Statements........................................    1
                 Consolidated Balance Sheets -- June 30, 2005 (unaudited) and
                 December 31, 2004...........................................    1
                 Consolidated Statements of Operations and Comprehensive
                 Income (Loss) (unaudited) -- Three and six months ended June
                 30, 2005 and 2004...........................................    2
                 Consolidated Statements of Cash Flows (unaudited) -- Six
                 months ended June 30, 2005 and 2004.........................    3
                 Notes to Consolidated Financial Statements (unaudited)......    4
Item 2.
                 Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   10
Item 3.
                 Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   17
Item 4.
                 Controls and Procedures.....................................   17

                                      PART II
                                 OTHER INFORMATION
Item 4.
                 Submission of Matters to a Vote of Security Holders.........   18
Item 6.
                 Exhibits....................................................   18
Signatures...................................................................   19

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           W-H ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                JUNE 30,      DECEMBER 31,
                                                                  2005            2004
                                                              ------------   ---------------
                                                              (UNAUDITED)
                                           ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 12,026        $ 10,448
  Accounts receivable, net of allowance of $4,341 and
     $3,890, respectively...................................     127,361         111,728
  Inventories...............................................      53,525          48,317
  Deferred income taxes.....................................       6,669           5,601
  Prepaid expenses and other................................       3,137           9,965
                                                                --------        --------
     Total current assets...................................     202,718         186,059
Property and equipment, net.................................     253,772         235,317
Goodwill and other intangibles, net.........................     117,115         117,801
Other assets, net...........................................      10,202           9,434
                                                                --------        --------
     Total assets...........................................    $583,807        $548,611
                                                                ========        ========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accrued liabilities.......................................    $ 36,893        $ 34,926
  Accounts payable..........................................      27,367          29,572
                                                                --------        --------
     Total current liabilities..............................      64,260          64,498
Long-term debt, net of current maturities...................     190,000         180,805
Deferred income taxes.......................................      34,203          30,849
Other long-term obligations.................................       5,512           3,864

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding................          --              --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized, 27,991,955 and 27,803,130 shares issued and
     outstanding, respectively..............................           3               3
  Additional paid-in capital................................     217,749         214,846
  Deferred compensation.....................................        (463)           (806)
  Other comprehensive income................................       5,583           7,522
  Retained earnings.........................................      66,960          47,030
                                                                --------        --------
     Total shareholders' equity.............................     289,832         268,595
                                                                --------        --------
     Total liabilities and shareholders' equity.............    $583,807        $548,611
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

                           W-H ENERGY SERVICES, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
                                              ---------------------------   -------------------------
                                                  2005           2004          2005          2004
                                              ------------   ------------   -----------   -----------
Revenues....................................  $   157,294    $   108,434    $   299,717   $   215,978
Costs and expenses:
  Cost of revenues..........................       87,814         63,531        168,807       126,447
  Selling, general and administrative.......       27,514         20,350         53,407        41,871
  Warehouse fire related costs..............        3,690             --          3,690            --
  Research and development..................        4,523          3,305          9,261         6,343
  Depreciation and amortization.............       13,994         11,031         27,765        21,769
                                              -----------    -----------    -----------   -----------
     Total costs and expenses...............      137,535         98,217        262,930       196,430
                                              -----------    -----------    -----------   -----------
     Operating income.......................       19,759         10,217         36,787        19,548
Other (income) expense:
  Interest expense, net.....................        2,758          5,301          5,005         7,569
  Other (income) expense, net...............          156             (7)           286           (88)
                                              -----------    -----------    -----------   -----------
     Income before income taxes.............       16,845          4,923         31,496        12,067
  Provision for income taxes................        5,598          1,896         11,566         4,646
                                              -----------    -----------    -----------   -----------
     Income from continuing operations......       11,247          3,027         19,930         7,421
     Loss from discontinued operations, net
       of tax...............................           --         (1,432)            --          (859)
                                              -----------    -----------    -----------   -----------
     Net income.............................  $    11,247    $     1,595    $    19,930   $     6,562
                                              ===========    ===========    ===========   ===========
Comprehensive income (loss):
  Net income................................  $    11,247    $     1,595    $    19,930   $     6,562
  Interest rate swap valuations.............         (883)            --           (883)           --
  Foreign currency translation adjustment...       (1,444)        (2,979)        (1,056)          (14)
                                              -----------    -----------    -----------   -----------
  Comprehensive income (loss)...............  $     8,920    $    (1,384)   $    17,991   $     6,548
                                              ===========    ===========    ===========   ===========
Earnings (loss) per share:
  Basic
     From continuing operations.............  $      0.40    $      0.11    $      0.72   $      0.27
     From discontinued operations...........           --          (0.05)            --         (0.03)
                                              -----------    -----------    -----------   -----------
       Total................................  $      0.40    $      0.06    $      0.72   $      0.24
                                              ===========    ===========    ===========   ===========
  Diluted
     From continuing operations.............  $      0.39    $      0.11    $      0.69   $      0.26
     From discontinued operations...........           --          (0.05)            --         (0.03)
                                              -----------    -----------    -----------   -----------
       Total................................  $      0.39    $      0.06    $      0.69   $      0.23
                                              ===========    ===========    ===========   ===========
Number of shares used in calculation of
  earnings per share:
  Basic.....................................   27,898,950     27,449,217     27,854,517    27,429,731
  Diluted...................................   28,684,997     28,174,623     28,678,945    28,134,147

  The accompanying notes are an integral part of these consolidated financial statements.

                           W-H ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                2005       2004
                                                              --------   ---------
Cash Flows from Operating Activities:
  Net income................................................  $ 19,930   $   6,562
  Adjustments to reconcile net income to cash provided by
     operating activities -- Depreciation and
     amortization...........................................    27,765      21,769
     Gain on the sale of assets.............................    (3,662)     (5,720)
     Deferred tax provision.................................     1,735       3,145
     Amortization of deferred compensation..................       343         109
     Write-off of deferred financing costs..................        --       3,123
     Amortization of deferred financing costs...............       211         685
     Tax benefit from employee stock option plan............     1,269         387
     Changes in operating assets and liabilities, excluding
      effects of acquisitions and discontinued operations --
       Increase in accounts receivable, net.................   (15,583)     (8,057)
       Increase in inventories..............................    (5,219)     (8,737)
       Decrease in prepaid expenses and other...............     6,829       2,641
       Increase in other assets, net........................      (400)     (1,695)
       Increase in accounts payable, accrued liabilities and
        other long-term liabilities.........................       835       8,089
                                                              --------   ---------
          Net cash provided by operating activities.........    34,053      22,301
                                                              --------   ---------
Cash Flows from Investing Activities:
  Additions to property and equipment.......................   (50,788)    (36,232)
  Proceeds from sale of property and equipment..............     6,313       9,428
                                                              --------   ---------
          Net cash used in investing activities.............   (44,475)    (26,804)
                                                              --------   ---------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt........................    61,783     181,802
  Payments on debt..........................................   (52,588)   (199,217)
  Proceeds from the exercise of stock options and stock
     purchase warrants......................................     1,634         370
                                                              --------   ---------
          Net cash provided by (used in) financing
            activities......................................    10,829     (17,045)
                                                              --------   ---------
Effect of exchange rate changes on cash.....................     1,171        (130)
Effect of discontinued operations on cash...................        --      21,406
Net increase (decrease) in Cash and Cash Equivalents........     1,578        (272)
Cash and Cash Equivalents, beginning of period..............    10,448      11,878
                                                              --------   ---------
Cash and Cash Equivalents, end of period....................  $ 12,026   $  11,606
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

  BASIS OF PRESENTATION

     The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

                                                        THREE MONTHS      SIX MONTHS
                                                       ENDED JUNE 30,   ENDED JUNE 30,
                                                       --------------   --------------
                                                       2005    2004     2005    2004
                                                       ----   -------   ----   -------
Revenues.............................................   --    $ 3,483    --    $13,238
Income (loss) before taxes...........................   --    $(2,295)   --    $(1,362)

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

  WAREHOUSE FIRE

     On April 17, 2005, a Houston warehouse facility operated by a W-H subsidiary was destroyed in a fire. The facility was closed at the time and there were no persons at the facility who suffered injuries as a result of the fire. The cause of the fire remains undetermined. W-H has incurred a variety of costs, including clean-up and debris removal costs, associated with the fire. For the quarter ended June 30, 2005, W-H reported $3.7 million in costs associated with this fire, net of approximately $0.8 million in anticipated insurance reimbursements. This amount has been reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption "Warehouse fire related costs" and as a reduction to operating income for the drilling segment in Footnote 8 "Operating Segments" for the three and six months ended June 30, 2005.

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

2.  EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing income from continuing and discontinued operations available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and restricted shares. For the three months ended June 30, 2005 and 2004, shares of 799,371 and 725,406, respectively, resulting from the assumed exercise of outstanding options and the existence of outstanding restricted shares were added to the denominator because the inclusion thereof would be dilutive. For the six months ended June 30, 2005 and 2004, shares of 831,196 and 704,416, respectively, resulting from the assumed exercise of outstanding options and the existence of outstanding restricted shares, were added to the denominator because the inclusion of such shares would be dilutive. For the three months ended June 30, 2005 and 2004, shares of 92,000 and 1,799,492, respectively, resulting from the assumed exercise of outstanding options and the existence of outstanding restricted shares were excluded from the computation of earnings per common share, because the inclusion thereof would be anti-dilutive. For the six months ended June 30, 2005 and 2004, shares of 92,000 and 1,841,811, respectively, were excluded from the computation of earnings per common share, because the inclusion of such shares would be anti-dilutive.

3.  INVENTORY

     The components of inventories as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

                                                           JUNE 30, 2005      DECEMBER 31, 2004
                                                          ----------------   --------------------
Finished goods..........................................      $46,000              $43,380
Work-in-process.........................................        4,726                3,646
Raw materials and supplies..............................        9,134                7,152
Inventory reserve.......................................       (6,335)              (5,861)
                                                              -------              -------
  Inventories...........................................      $53,525              $48,317
                                                              =======              =======

4.  DEBT

  CREDIT FACILITY

     On May 5, 2005, W-H entered into a First Amendment to its credit facility (the "First Amendment"). The First Amendment, among other things, increased the amount W-H may borrow under its credit facility to $375.0 million from $237.5 million, extended the maturity date of such borrowings to May 5, 2010 from June 30, 2009, improved certain of the pricing terms associated with the credit facility and relaxed obligations under certain of the operational and financial covenants imposed by the credit facility.

     As of June 30, 2005, W-H had an outstanding loan balance of $190.0 million and approximately $5.6 million in letters of credit issued under its credit facility, resulting in an available borrowing capacity on such date of approximately $179.4 million.

     Amounts borrowed under the credit facility bear interest, at W-H's election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0%, depending upon W-H's leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0%, depending upon W-H's leverage ratio. As of June 30, 2005, borrowings under the credit facility bore interest at LIBOR plus the then applicable margin of 1.5%.

     The credit facility is secured by a lien on substantially all of W-H's property and assets, a pledge of all the capital stock of W-H's domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H's top tier foreign subsidiaries. In addition, the credit facility is guaranteed by all of W-H's domestic subsidiaries. The credit facility requires, among other things, that W-H maintain certain financial ratios, including a leverage ratio and an interest coverage ratio, and a specified net worth. The credit facility limits the amount of capital expenditures W-H may make, the amount of debt W-H may incur outside of the credit facility, the amount of future investments W-H may make, the ability of W-H to pay dividends and the ability of W-H to engage in certain business combination transactions.

     Financing costs associated with W-H's credit facility of approximately $1.6 million and financing costs associated with the First Amendment of approximately $1.0 million will be ratably amortized to interest expense over the five year term of the credit facility. As a result of the repayment of W-H's previous credit facility, W-H wrote-off approximately $3.1 million in non-cash financing costs to interest expense during the second quarter of 2004 that had previously been deferred.

5.  INTEREST RATE SWAP AGREEMENTS

     On May 18, 2005, W-H entered into interest rate swap agreements with a total notional amount of $150.0 million related to its credit facility. Under these agreements, W-H receives interest at a floating rate of three month LIBOR plus the applicable spread on the revolving credit facility and pays interest at a fixed rate of 4.24% plus the applicable spread on the revolving credit facility. The interest rate swap agreements have been designated and qualify as cash flow hedging instruments. The interest rate swap agreements are fully effective, resulting in no gain or loss being recorded in the Consolidated Statement of Operations and Comprehensive Income (Loss). W-H recorded the fair value of the interest rate swap agreements, which was in aggregate a $1.3 million liability at June 30, 2005, based on the fair value of the instruments.

6.  STOCK OPTIONS

     A summary of W-H's stock options as of June 30, 2005 and December 31, 2004 is as follows:

                                                                        WEIGHTED AVERAGE
                                                            NUMBER OF       EXERCISE
                                                             OPTIONS    PRICE PER SHARE
                                                            ---------   ----------------
Outstanding December 31, 2004.............................  3,745,192        $14.43
Granted...................................................    475,000         22.95
Exercised/exchanged.......................................   (203,750)         8.58
Expired/canceled..........................................    (56,456)        20.44
                                                            ---------
Outstanding June 30, 2005.................................  3,959,986         15.67
                                                            ---------
Exercisable as of June 30, 2005...........................  2,459,747         12.79
                                                            ---------

     The fair value of each option was estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used for the historical option grants: risk-free interest rate of 3.9%; dividend rates of zero; average expected life of 5.6 years and expected volatility of 49.8%. The 3,959,986 options outstanding as of June 30, 2005 have a weighted average remaining contractual life of 7.0 years.

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

     Had compensation expense for the stock options granted to employees and directors been determined using the fair value method, net income and diluted net income per share for the three and six months ended June 30, 2005 and 2004, respectively would have been reduced to the following pro forma amounts:

                                                    THREE MONTHS        SIX MONTHS
                                                   ENDED JUNE 30,     ENDED JUNE 30,
                                                  ----------------   -----------------
                                                   2005      2004     2005      2004
                                                  -------   ------   -------   -------
Net income, as reported.........................  $11,247   $1,595   $19,930   $ 6,562
Add: Total stock-based employee compensation
  expense included in reported net income, net
  of related tax effect.........................       95       67       214        67
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effect........................................     (588)    (596)   (1,114)   (1,192)
                                                  -------   ------   -------   -------
Pro forma net income............................  $10,754   $1,066   $19,030   $ 5,437
                                                  =======   ======   =======   =======
Earnings per share:
  As reported:
     Basic......................................  $  0.40   $ 0.06   $  0.72   $  0.24
     Diluted....................................  $  0.39   $ 0.06   $  0.69   $  0.23
  Pro forma:
     Basic......................................  $  0.39   $ 0.04   $  0.68   $  0.20
     Diluted....................................  $  0.37   $ 0.04   $  0.66   $  0.19
Weighted-average fair value per share of options
  granted.......................................  $ 22.95   $17.75   $ 22.95   $ 15.97

7.  INCOME TAXES

     In December 2004, the FASB published the following two final FASB Staff
Positions: (I) FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified

Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 and (II) FAS 109-2 "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. Management has reviewed FAS 109-1 and FAS 109-2 and does not believe that the adoption of these staff positions will have a material impact on W-H's consolidated financial position, results of operations or cash flows.

8.  OPERATING SEGMENTS

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

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     The completion and workover segment provides products and services primarily to North American customers onshore in the Gulf Coast region and offshore in the Gulf of Mexico. These products and services include: (i) cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment; (ii) polymers and specialty chemicals; (iii) rental tools (including tubing) and (iv) coiled tubing.

  SUMMARY INFORMATION

     W-H recognizes revenues, operating income, depreciation and amortization expense, total assets and capital expenditures by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the three months ended June 30, 2005 (unaudited):

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $100,743    $ 56,551     $    --    $157,294
Operating income...........................     8,942      13,783      (2,966)     19,759
Depreciation and amortization..............     8,925       5,005          64      13,994
Total assets...............................   351,759     216,054      15,994     583,807
Capital expenditures.......................    10,866       5,556           8      16,430

     As of and for the three months ended June 30, 2004 (unaudited):

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $ 67,838    $ 40,596     $    --    $108,434
Operating income...........................     3,986       8,749      (2,518)     10,217
Depreciation and amortization..............     7,117       3,848          66      11,031
Total assets, net of assets held for
  sale.....................................   294,491     187,495      10,158     492,144
Capital expenditures.......................    15,345       6,246          49      21,640

     As of and for the six months ended June 30, 2005 (unaudited):

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $192,541    $107,176     $    --    $299,717
Operating income...........................    16,768      25,835      (5,816)     36,787
Depreciation and amortization..............    17,806       9,829         130      27,765
Total assets...............................   351,759     216,054      15,994     583,807
Capital expenditures.......................    31,131      19,634          23      50,788

     As of and for the six months ended June 30, 2004 (unaudited):

                                             DRILLING   COMPLETION   CORPORATE    TOTAL
                                             --------   ----------   ---------   --------
Revenues...................................  $140,893    $ 75,085     $    --    $215,978
Operating income...........................     9,971      14,634      (5,057)     19,548
Depreciation and amortization..............    14,106       7,532         131      21,769
Total assets, net of assets held for
  sale.....................................   294,491     187,495      10,158     492,144
Capital expenditures.......................    24,220      11,924          88      36,232

     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands) (unaudited):

  REVENUES

                                             FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                ENDED JUNE 30,         ENDED JUNE 30,
                                             ---------------------   -------------------
                                               2005        2004        2005       2004
                                             ---------   ---------   --------   --------
United States..............................  $141,671    $ 98,263    $269,010   $188,742
North Sea..................................     7,205       4,119      14,081     11,552
Other......................................     8,418       6,052      16,626     15,684
                                             --------    --------    --------   --------
  Total....................................  $157,294    $108,434    $299,717   $215,978
                                             ========    ========    ========   ========

  OPERATING INCOME

                                                 FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                    ENDED JUNE 30,         ENDED JUNE 30,
                                                 ---------------------   -------------------
                                                   2005        2004        2005       2004
                                                 ---------   ---------   --------   --------
United States..................................   $20,696     $10,894    $36,335    $20,400
North Sea......................................      (496)     (1,911)      (754)    (3,271)
Other..........................................      (441)      1,234      1,206      2,419
                                                  -------     -------    -------    -------
  Total........................................   $19,759     $10,217    $36,787    $19,548
                                                  =======     =======    =======    =======

  LONG-LIVED ASSETS

                                                              JUNE 30,   DECEMBER 31,
                                                                2005         2004
                                                              --------   ------------
United States...............................................  $359,060     $336,740
North Sea...................................................    12,224       15,494
Other.......................................................     9,805       10,318
                                                              --------     --------
  Total.....................................................  $381,089     $362,552
                                                              ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that involve risks, uncertainties and assumptions. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, trends in oil and natural gas prices, capital expenditures by customers, oil and natural gas industry activity, difficulty in continuing to develop, produce and commercialize technologically advanced products and services, weather conditions in offshore markets, risks associated with events that result in personal injuries, loss of life, damage to or destruction of property, equipment or the environment and suspension of operations, unavailability of or costs associated with insurance, our ability to attract and retain skilled workers, the loss of key members of management, competition in our industry, compliance with and developments in environmental and other governmental regulations, loss of use of certain technologies, the concentration of customers in the energy industry, our ability to successfully integrate future acquisitions, political and economic risks, as well as restrictions on our ability to raise additional funds. For additional discussion of these risks, please see the discussion set forth under the heading "Factors That May Affect Future Results and Accuracy of Forward-Looking Statements" contained in our most recent Annual Report filed on Form 10-K with the Securities and Exchange Commission ("SEC").

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

  DRILLING RELATED PRODUCTS AND SERVICES

     Revenue from our drilling related products and services segment constituted approximately 64% of our consolidated revenue for the first six months of 2005. Approximately 84% of our drilling segment revenue for the first six months of 2005 was generated in the United States, including the Gulf of Mexico. The remaining 16% was generated in various international locations.

     In July 2001, exploration and development activity levels in the United States peaked and began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738, which was comprised of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003 and this recovery continued through the first six months of 2005. This increase, however, resulted almost entirely from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,032, 1,192 and 1,311 for 2003,

2004 and the six months ended June 30, 2005, respectively. Of these figures, land rigs comprised 924, 1,095 and 1,214, respectively, and offshore rigs comprised 108, 97 and 97, respectively, for the same periods.

     The recovery in exploration and development activity levels in the United States has impacted our revenue and earnings generated in this market. Although the overall rig count in the United States has increased each of the last ten consecutive quarters, the offshore rig count has not responded in the same manner. In fact, the average offshore rig count during the second quarter of 2005 was 3% lower than the same period in the prior year and was approximately 24% lower than the preceding five year average for the same period. The offshore rig count did improve modestly in the fourth quarter of 2004 and into early 2005, but has since retreated to the level of mid-2004 activity. Whether this trend will continue throughout the remainder of 2005 is unclear at this time. We do believe that the overall outlook for domestic natural gas exploration and development activity remains positive as natural gas production has yet to respond to the higher level of natural gas prices and higher rig counts. This factor should keep upward pressure on natural gas prices.

     Outside of the United States, the North Sea remains our largest drilling segment market. According to statistics published by Baker Hughes, the number of rotary rigs operating in the North Sea declined from an average of 67 in January 2002 to an average of 51 in June 2005, after having reached a low of 31 in July 2004. We expect a moderate increase in activity levels in the North Sea in the near term.

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

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     Our completion and workover related products and services segment provided approximately 36% of our total consolidated revenue for the first six months of 2005. Revenues provided by this segment are almost entirely derived from the United States and the Gulf of Mexico. While revenues from this segment are affected by the level of oil and natural gas prices, activity in this segment is only modestly affected by drilling activity (see the discussion under Drilling Related Products and Services above). As a result, our completion and workover segment has provided stability during prolonged downturns in drilling activity.

     We have increased our revenue capacity in this segment through capital spending in 2003, 2004 and the first six months of 2005, which, when combined with our acquisitions, has strengthened and further diversified our operations. Continued growth in this segment will be dependent upon, among other factors, industry activity levels, prices of oil and natural gas, our capital expenditure program and our ability to attract and retain qualified service personnel and field engineers required to operate the specialized equipment used in this business.

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

  THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

     Revenues. Revenues increased by $48.9 million, or approximately 45%, to $157.3 million for the three months ended June 30, 2005 from $108.4 million for the three months ended June 30, 2004. This increase was primarily attributable to higher demand for certain of our products and services, combined with the benefit of increased revenue capacity from our capital expenditures.

     Revenues from our drilling related products and services increased by $32.9 million, or approximately 49%, to $100.7 million for the three months ended June 30, 2005 from $67.8 million for the three months ended June 30, 2004. This increase, primarily attributable to higher demand for our logging-while-drilling, measurement-while-drilling and directional drilling services, rental tools and drilling fluids products, included an increase in revenues from services provided offshore in the Gulf of Mexico despite the relatively flat activity in that market. The increase in service revenues provided offshore in the Gulf of Mexico was attributable to improved utilization of our tools and services used in this market and included an increase in revenues from our new technologies, including the Pathmaker(R) and Array Wave Resistivity tools discussed earlier.

     Revenues from our completion and workover related products and services increased by $16.0 million, or approximately 39%, to $56.6 million for the three months ended June 30, 2005 from $40.6 million for the three months ended June 30, 2004. This increase was the result of higher utilization of our coiled tubing and cased-hole wireline fleet and higher demand for our completion fluids.

     Cost of Revenues. Cost of revenues increased by $24.3 million, or approximately 38% to $87.8 million for the three months ended June 30, 2005 from $63.5 million for the three months ended June 30, 2004. As a percentage of revenues, cost of revenues decreased to 56% for the three months ended June 30, 2005 from 59% for the three months ended June 30, 2004. The decrease in cost of revenues as a percentage of revenues was primarily due to improved pricing and a change in our revenue mix. In particular, our revenue mix was affected by sales increases in our higher margin rental tool, coiled tubing and cased-hole wireline operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.1 million, or approximately 35%, to $27.5 million for the three months ended June 30, 2005 from

$20.4 million for the three months ended June 30, 2004. The increase was primarily attributable to increased personnel costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses decreased to 17% for the three months ended June 30, 2005 from 19% for the three months ended June 30, 2004.

     Warehouse Fire Related Costs. On April 17, 2005, a Houston warehouse facility operated by one of our subsidiaries was destroyed by a fire. For the quarter ended June 30, 2005, we reported $3.7 million in costs associated with this fire, net of approximately $0.8 million in anticipated insurance reimbursements. This amount has been reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption "Warehouse fire related costs" and as a reduction to operating income for the drilling segment in Footnote 8 "Operating Segments" for the three and six months ended June 30, 2005.

     Research and Development Expenses. Research and development expenses increased by $1.2 million, or approximately 36%, to $4.5 million for the three months ended June 30, 2005 from $3.3 million for the three months ended June 30, 2004. This increase was the result of increased research and development spending on our PathFinder Energy Services, Inc. technologies, including our PathMaker(R) 8 1/2" 3-Dimensional Rotary Steerable tool, our slim density neutron stand-off caliper tool and other research and development initiatives.

     Depreciation and Amortization. Depreciation and amortization increased by $3.0 million, or approximately 27%, to $14.0 million for the three months ended June 30, 2005 from $11.0 million for the three months ended June 30, 2004. This increase was largely the result of depreciation expense associated with our capital expenditures.

     Interest and Other Expense. Interest and other expense for the three months ended June 30, 2005 was $2.9 million, a decrease of $2.4 million, or approximately 45%, from $5.3 million for the three months ended June 30, 2004. This decrease was primarily due to the write-off of deferred financing costs of $3.1 million in June 2004 associated with the retirement of our previous credit facility, partially offset by interest costs associated with our interest rate swap agreements and rising interest rates experienced during the quarter ended June 30, 2005.

     Net Income. Net income for the three months ended June 30, 2005 was $11.2 million, an increase of $9.6 million, or approximately 600%, from the $1.6 million reported for the three months ended June 30, 2004. During the quarter ended June 30, 2005, we settled an audit that was being conducted by the United Kingdom's Inland Revenue, regarding our 1999 and 2000 accounts. The settlement was less than the amount which we had reserved for this contingency. As such we had a related tax benefit arise during the second quarter of 2005 which reduced our effective tax rate for the quarter to approximately 33.2%. We expect, however, that our effective tax rate will approximate 40% from the remainder of 2005.

  SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

     Revenues. Revenues increased by $83.7 million, or approximately 39%, to $299.7 million for the six months ended June 30, 2005 from $216.0 million for the six months ended June 30, 2004. This increase was primarily attributable to higher demand for certain of our products and services, combined with the benefit of increased revenue capacity from our capital expenditures.

     Revenues from our drilling related products and services increased by $51.6 million, or approximately 37%, to $192.5 million for the six months ended June 30, 2005 from $140.9 million for the six months ended June 30, 2004. This increase, primarily attributable to higher demand for our logging-while-drilling, measurement-while-drilling and directional drilling services, rental tools and drilling fluids products, included an increase in revenues from services provided offshore in the Gulf of Mexico despite the relatively flat activity in that market. The increase in service revenues provided offshore in the Gulf of Mexico was attributable to improved utilization of our tools and services used in this market and included an increase in revenues from our new technologies, including the Pathmaker(R) and Array Wave Resistivity tools discussed earlier.

     Revenues from our completion and workover related products and services increased by $32.1 million, or approximately 43%, to $107.2 million for the six months ended June 30, 2005 from $75.1 million for the six months ended June 30, 2004. This increase was the result of higher utilization of our coiled tubing and cased-hole wireline fleet and higher demand for our completion fluids.

     Cost of Revenues. Cost of revenues increased by $42.4 million, or approximately 34%, to $168.8 million for the six months ended June 30, 2005 from $126.4 million for the six months ended June 30, 2004. As a percentage of revenues, cost of revenues decreased to 56% for the six months ended June 30, 2005 from 59% for the six months ended June 30, 2004. The decrease in cost of revenues as a percentage of revenues was primarily due to improved pricing and a change in our revenue mix. In particular, our revenue mix was affected by sales increases in our higher margin rental tool, coiled tubing and cased-hole wireline operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $11.5 million, or approximately 27%, to $53.4 million for the six months ended June 30, 2005 from $41.9 million for the six months ended June 30, 2004. The increase was primarily attributable to increased personnel costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses decreased to 18% for the six months ended June 30, 2005 from 19% for the six months ended June 30, 2004.

     Warehouse Fire Related Costs. On April 17, 2005, a Houston warehouse facility operated by one of our subsidiaries was destroyed by a fire. For the six months ended June 30, 2005, we reported $3.7 million in costs associated with this fire, net of approximately $0.8 million in anticipated insurance reimbursements. This amount has been reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the caption "warehouse fire related costs" and as a reduction to operating income for the drilling segment in Footnote 8 "Operating Segments" for the three and six months ended June 30, 2005.

     Research and Development Expenses. Research and development expenses increased by $3.0 million, or approximately 48%, to $9.3 million for the six months ended June 30, 2005 from $6.3 million for the six months ended June 30, 2004. This increase was the result of increased research and development spending on our PathFinder Energy Services, Inc. technologies, including our PathMaker(R) 8 1/2" 3-Dimensional Rotary Steerable tool, our slim density neutron stand-off caliper tool and other research and development initiatives.

     Depreciation and Amortization. Depreciation and amortization increased by $6.0 million, or approximately 28%, to $27.8 million for the six months ended June 30, 2005 from $21.8 million for the six months ended June 30, 2004. This increase was largely the result of depreciation expense associated with our capital expenditures.

     Interest and Other Expense. Interest and other expense for the six months ended June 30, 2005 was $5.3 million, a decrease of $2.2 million, or approximately 29%, from $7.5 million for the six months ended June 30, 2004. This decrease was primarily due to the write off of deferred financing costs of $3.1 million in June 2004 associated with the retirement of our previous credit facility, partially offset by interest costs associated with our interest rate swap agreements and rising interest rates experienced during the first half of 2005.

     Net Income. Net income for the six months ended June 30, 2005 was $19.9 million, an increase of $13.3 million, or approximately 202%, from the $6.6 million reported for the six months ended June 30, 2004. During the quarter ended June 30, 2005, we settled an audit that was being conducted by the United Kingdom's Inland Revenue, regarding our 1999 and 2000 accounts. The settlement was less than the amount which we had reserved for this contingency. As such we had a related tax benefit arise during the second quarter of 2005 which reduced our effective tax rate for the six months ended June 30, 2005 to approximately 36.7%. We expect, however, that our effective tax rate will approximate 40% from the remainder of 2005.

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

  CASH FLOW

     Working capital was $138.5 million as of June 30, 2005 and $121.6 million as of December 31, 2004. Net cash provided by operating activities was $34.1 million for the six months ended June 30, 2005 and $22.3 million for the six months ended June 30, 2004. The increase in working capital and cash flow from operating activities was principally attributable to higher operating levels across all business segments.

     Net cash used in investing activities was $44.5 million for the six months ended June 30, 2005 and $26.8 million for the six months ended June 30, 2004. The increase in net cash used in investing activities was principally the result of capital expenditures, offset by lost-in-hole proceeds.

     Net cash provided by financing activities was $10.8 million for the six months ended June 30, 2005. Net cash used in financing activities was $17.0 million for the six months ended June 30, 2004. Changes in net cash related to financing activities were primarily the result of borrowings and repayments under our Credit Facility, which is described below.

     For the six months ended June 30, 2005, we made capital expenditures of $50.8 million, primarily for rental tool inventory, logging-while-drilling and measurement-while-drilling tools, wireline equipment and coil tubing units, including expenditures for the replacement of equipment lost-in-hole. In addition, we incurred $9.3 million in research and development expenses for the six months ended June 30, 2005.

  CAPITAL RESOURCES

     On May 5, 2005, we entered into a First Amendment to our credit facility (the "First Amendment") that, among other things, increased the amount we may borrow under our credit facility to $375.0 million from $237.5 million, extended the maturity date of such borrowings to May 5, 2010 from June 30, 2009, improved certain of the pricing terms associated with our credit facility and relaxed obligations under certain of the operational and financial covenants imposed by our credit facility.

     As of June 30, 2005, we had an outstanding loan balance of $190.0 million and approximately $5.6 million in letters of credit issued under our credit facility, resulting in an available borrowing capacity on such date of approximately $179.4 million. As of June 30, 2005, we had elected to pay interest on our outstanding borrowings at LIBOR plus the then applicable margin of 1.5%.

     Amounts borrowed under our credit facility bear interest, at our election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0% depending upon our leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0% depending upon our leverage ratio.

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

     Financing costs associated with our credit facility of approximately $1.6 million and financing costs associated with the First Amendment of approximately $1.0 million will be ratably amortized to interest expense over the five year term of the credit facility. As a result of the approximate $160.0 million repayment of our previous credit facility in June 2004, we wrote-off approximately $3.1 million in non-cash financing costs to interest expense during the second quarter of 2004 that had previously been deferred.

     The descriptions of our credit facility and the First Amendment are qualified in their entirety by reference to the credit facility which is filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and to the First Amendment which is filed as Exhibit 10.8(a) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

  FUTURE CAPITAL REQUIREMENTS

     We anticipate that acquisitions of complementary companies, assets and product lines will continue to play an important role in our business strategy. While there are currently no unannounced agreements or ongoing negotiations for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time. Likewise, we will continue to need to make capital expenditures for tools and equipment and to make research and development expenditures to maintain and improve the quality of our products and services. We have made capital expenditures of $50.8 million through June 30, 2005 and currently estimate that we will make an aggregate of approximately $90.0 million of such expenditures in 2005. We have made research and development expenditures of $9.3 million through June 30, 2005 and currently estimate that we will make an aggregate of approximately $18.0 million of such expenditures in 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. Our market risk could arise from changes in interest rates and foreign currency exchange rates. We have utilized, and may continue to utilize, derivative and other financial instruments to manage these market risks. We have not entered into derivative or other financial instruments for trading or speculative purposes.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Under these agreements, we receive interest at a floating rate of three month LIBOR plus the applicable spread on the revolving credit facility and pay interest at a fixed rate of 4.24% plus the applicable spread on the revolving credit facility. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense by approximately $0.8 million for the six months ended June 30, 2005 and 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2004 annual meeting of the shareholders of the Company was held on May 11, 2005. The purpose of the meeting was to elect members of our Board of Directors.

     At the annual meeting, each of the directors nominated by our Board of Directors was re-elected. The votes cast for each nominee and the votes withheld were as follows:

                                                                 FOR       WITHHELD
                                                              ----------   --------
Kenneth T. White, Jr. ......................................  21,663,036   507,182
John R. Brock...............................................  21,629,999   540,219
James D. Lightner...........................................  21,759,726   410,492
Christopher Mills...........................................  21,697,486   472,732
Milton L. Scott.............................................  21,630,199   540,019
Robert H. Whilden, Jr. .....................................  21,697,354   472,864

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

                                         W-H ENERGY SERVICES, INC.

Date: August 5, 2005                                       By: /s/ JEFFREY L. TEPERA
                                           ----------------------------------------------------------
                                                               Jeffrey L. Tepera
                                                   Vice President and Chief Financial Officer
                                                         (Principal Financial Officer)

Date: August 5, 2005                                     By: /s/ ERNESTO BAUTISTA, III
                                           ----------------------------------------------------------
                                                             Ernesto Bautista, III
                                                    Vice President and Corporate Controller
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