Form 10-Q
period 2005-09-30
W-H ENERGY SERVICES INC
filed 2005-11-07
CIK 1051034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-31346
W-H Energy Services, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0281502
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
10370 Richmond Avenue
Suite 990
Houston, Texas 77042
(Address of principal executive offices and zip code)
(713) 974-9071
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☐
      As of November 3, 2005 there were outstanding 28,546,134 shares of common stock, par value $0.0001 per share, of the registrant.

W-H ENERGY SERVICES, INC.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
W-H ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,398	$10,448
Accounts receivable, net of allowance of $4,619 and $3,890, respectively	140,130	111,728
Inventories	54,362	48,317
Deferred income taxes	5,989	5,601
Prepaid expenses and other	7,587	9,965

Total current assets	224,466	186,059
Property and equipment, net	252,500	235,317
Goodwill and other intangibles, net	119,408	117,801
Other assets, net	11,790	9,434

Total assets	$608,164	$548,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued liabilities	$42,643	$34,926
Accounts payable	27,282	29,572

Total current liabilities	69,925	64,498
Long-term debt	185,000	180,805
Deferred income taxes	34,317	30,849
Other long-term obligations	4,696	3,864
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,535,934 and 27,803,130 shares issued and outstanding, respectively	3	3
Additional paid-in capital	227,378	214,846
Deferred compensation	(372)	(806)
Other comprehensive income	7,435	7,522
Retained earnings	79,782	47,030

Total shareholders’ equity	314,226	268,595

Total liabilities and shareholders’ equity	$608,164	$548,611

The accompanying notes are an integral part of these consolidated financial statements.

W-H ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	$161,343	$115,453	$461,060	$331,431
Costs and expenses:
Cost of revenues	92,501	67,544	261,308	193,991
Selling, general and administrative	26,859	22,288	80,266	64,159
Warehouse fire related costs	—	—	3,690	—
Research and development	3,363	3,871	12,624	10,214
Depreciation and amortization	14,367	11,785	42,132	33,554

Total costs and expenses	137,090	105,488	400,020	301,918

Operating income	24,253	9,965	61,040	29,513
Other (income) expense:
Interest expense, net	2,874	1,619	7,879	9,188
Other (income) expense, net	70	21	356	(67)

Income before income taxes	21,309	8,325	52,805	20,392
Provision for income taxes	8,487	3,205	20,053	7,851

Income from continuing operations	12,822	5,120	32,752	12,541
Income (loss) from discontinued operations, net of tax	—	135	—	(724)

Net income	$12,822	$5,255	$32,752	$11,817

Comprehensive income:
Net income	$12,822	$5,255	$32,752	$11,817
Interest rate swap valuations	2,073	—	1,190	—
Foreign currency translation adjustment	(221)	(20)	(1,277)	(34)

Comprehensive income	$14,674	$5,235	$32,665	$11,783

Earnings (loss) per share:
Basic
From continuing operations	$0.45	$0.19	$1.17	$0.46
From discontinued operations	—	—	—	(0.03)

Total	$0.45	$0.19	$1.17	$0.43

Diluted
From continuing operations	$0.44	$0.18	$1.13	$0.45
From discontinued operations	—	0.01	—	(0.03)

Total	$0.44	$0.19	$1.13	$0.42

Number of shares used in calculation of earnings per share:
Basic	28,236,364	27,561,912	27,983,198	27,474,113
Diluted	29,284,755	28,321,330	28,897,057	28,146,237
The accompanying notes are an integral part of these consolidated financial statements.

W-H ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,

	2005	2004

Cash Flows from Operating Activities:
Net income	$32,752	$11,817
Adjustments to reconcile net income to cash provided by operating activities — Depreciation and amortization	42,132	33,554
Gain on the sale of assets	(8,969)	(7,096)
Deferred tax provision	2,536	1,692
Amortization of deferred compensation	434	311
Write-off of deferred financing costs	—	3,123
Amortization of deferred financing costs	352	757
Tax benefit from employee stock option plan	3,395	1,002
Changes in operating assets and liabilities, excluding effects of acquisitions and discontinued operations —
Accounts receivable, net	(27,922)	(12,575)
Inventories	(5,785)	(8,432)
Prepaid expenses and other	2,544	(590)
Other assets, net	(923)	(2,052)
Accounts payable, accrued liabilities and other long-term liabilities	6,030	16,314

Net cash provided by operating activities	46,576	37,825

Cash Flows from Investing Activities:
Additions of property and equipment	(66,487)	(60,666)
Proceeds from sale of property and equipment	16,237	12,336
Acquisition of business, net of cash acquired	(2,496)	(2,354)

Net cash used in investing activities	(52,746)	(50,684)

Cash Flows from Financing Activities:
Proceeds from the issuance of debt	62,071	190,802
Payments on debt	(57,876)	(199,527)
Proceeds from the exercise of stock options	8,255	1,020

Net cash provided by (used in) financing activities	12,450	(7,705)

Effect of exchange rate changes on cash	(330)	188
Effect of discontinued operations on cash	—	21,672

Net increase in Cash and Cash Equivalents	5,950	1,296
Cash and Cash Equivalents, beginning of period	10,448	11,878

Cash and Cash Equivalents, end of period	$16,398	$13,174

The accompanying notes are an integral part of these consolidated financial statements.

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business Organization

Description of Company
      W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, “W-H”) is a diversified oilfield service company that provides products and services used in connection with the drilling and completion of oil and natural gas wells and the production of oil and natural gas therefrom. W-H has the following primary lines of business: (i) drilling related products and services, which include logging-while-drilling, measurement-while-drilling, directional drilling, down-hole drilling motors, rental tools (including drill pipe) and drilling fluids; and (ii) completion and workover related products and services, which include cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment, polymers and specialty chemicals, rental tools (including tubing) and coiled tubing.

Basis of Presentation
      The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of W-H’s financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Discontinued Operations
      In March 2004, W-H committed to the divestiture of its maintenance and safety related products and services segment. Accordingly, this segment has been included in the Consolidated Statements of Operations and Comprehensive Income for 2004 as discontinued operations. In April 2004, W-H completed the sale of Well Safe, Inc., one of the two companies that formerly comprised the maintenance and safety related products and services segment, for cash consideration of $28.0 million. In December 2004, W-H sold Charles Holston, Inc., the remaining entity that formerly comprised this segment, for consideration of $2.0 million, consisting of $1.0 million in cash and a $1.0 million subordinated promissory note due December 31, 2009. These sales resulted in a loss of $5.1 million for the year ended December 31, 2004. Summary financial results for this segment are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	—	$1,701	—	$14,939
Loss before taxes	—	$(80)	—	$(1,442)
      W-H sold Well Safe, Inc. and Charles Holston, Inc. pursuant to customary stock purchase agreements in which it made customary representations and warranties, agreed to customary covenants and agreed to indemnify the buyers of these businesses for certain matters, subject to certain caps, limitations and deductibles.

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
      Certain prior period amounts have been reclassified to conform to the current presentation.

Warehouse Fire
      On April 17, 2005, a Houston warehouse facility operated by a W-H subsidiary was destroyed in a fire. The facility was closed at the time and there were no persons at the facility who suffered injuries as a result of the fire. The cause of the fire remains undetermined. W-H has incurred a variety of costs associated with the fire, including clean-up and debris removal costs. For the quarter ended June 30, 2005, W-H reported $3.7 million in costs associated with this fire, net of approximately $0.8 million in anticipated insurance reimbursements. This amount has been reflected in the Consolidated Statements of Operations and Comprehensive Income under the caption “Warehouse fire related costs” and in Footnote 10 “Operating Segments” as a reduction to operating income for the drilling segment for the nine months ended September 30, 2005.

Accounting Policies and Procedures
      W-H has not added to or changed its accounting policies since December 31, 2004. For a description of these policies, refer to Note 2 of the Consolidated Financial Statements in W-H’s Annual Report on Form 10-K for the year ended December 31, 2004.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises SFAS 123, supersedes APB No. 25 and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The FASB established the beginning of the first interim or annual period that begins after June 15, 2005 as the effective date for SFAS 123R. However, on April 14, 2005, the SEC announced the adoption of a new rule that amended the required adoption dates for SFAS 123R. The SEC’s rule allows most larger reporting companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. W-H intends to adopt the requirements of SFAS 123R effective as of the beginning of its fiscal year that begins on January 1, 2006. W-H has not completed the process of evaluating the impact that will result from adopting SFAS 123R, therefore it is unable to disclose the impact that adopting SFAS 123R will have on its financial position and results of operations when SFAS 123R is adopted.

2.	Acquisition
      On August 31, 2005, W-H acquired Madden Systems, Inc. (“Madden”). W-H believes the acquisition of Madden brings technological advantages to those of its operating subsidiaries that offer wireline production logging services. Consideration for this acquisition included $2.5 million in cash and 31,422 shares of W-H common stock, 10,998 shares of which are being held in escrow for a period of two years against prospective indemnity claims available to W-H, if necessary under the purchase agreement.

3.	Earnings per Share
      Basic earnings per share excludes dilution and is computed by dividing income from continuing and discontinued operations available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and restricted shares. For the three months ended September 30, 2005 and 2004, shares of 1,048,391 and 759,418, respectively, resulting from the assumed exercise of outstanding options and the existence of outstanding restricted shares were added to the denominator because the inclusion thereof would be dilutive. For the nine months ended September 30, 2005 and 2004, shares of 913,859 and 672,124, respectively,

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resulting from the assumed exercise of outstanding options and the existence of outstanding restricted shares, were added to the denominator because the inclusion of such shares would be dilutive. For the three months ended September 30, 2005 and 2004, shares of zero and 1,221,875, respectively, resulting from the assumed exercise of outstanding options and the existence of outstanding restricted shares were excluded from the computation of earnings per common share, because the inclusion thereof would be anti-dilutive. For the nine months ended September 30, 2005 and 2004, shares of zero and 1,753,000, respectively, were excluded from the computation of earnings per common share, because the inclusion of such shares would be anti-dilutive.

4.	Inventory
      The components of inventories as of September 30, 2005 and December 31, 2004 are as follows (in thousands):

	September 30, 2005	December 31, 2004

Finished goods	$47,943	$43,380
Work-in-process	4,587	3,646
Raw materials and supplies	8,949	7,152
Inventory reserve	(7,117)	(5,861)

Inventories	$54,362	$48,317

5.	Debt

Credit Facility
      On May 5, 2005, W-H entered into an amendment to its credit facility (the “First Amendment”). The First Amendment, among other things, increased the amount W-H may borrow under its credit facility from $237.5 million to $375.0 million, extended the maturity date of such borrowings from June 30, 2009 to May 5, 2010, improved certain of the pricing terms associated with the credit facility and relaxed obligations under certain of the operational and financial covenants imposed by the credit facility.
      As of September 30, 2005, W-H had an outstanding loan balance of $185.0 million and approximately $6.2 million in letters of credit issued under its credit facility, resulting in an available borrowing capacity on such date of approximately $183.8 million.
      Amounts borrowed under the credit facility bear interest, at W-H’s election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0%, depending upon W-H’s leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0%, depending upon W-H’s leverage ratio. As of September 30, 2005, borrowings under the credit facility bore interest at LIBOR plus the then applicable margin of 1.25%.
      The credit facility is secured by a lien on substantially all of W-H’s property and assets, a pledge of all the capital stock of W-H’s domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H’s top tier foreign subsidiaries. In addition, the credit facility is guaranteed by all of W-H’s domestic subsidiaries. The credit facility requires, among other things, that W-H maintain certain financial ratios, including a leverage ratio and an interest coverage ratio, and a specified net worth. The credit facility limits the amount of capital expenditures W-H may make, the amount of debt W-H may incur outside of the credit facility, the amount of future investments W-H may make, the ability of W-H to pay dividends and the ability of W-H to engage in certain business combination transactions.
      Financing costs associated with W-H’s original credit facility of approximately $1.6 million and financing costs associated with the First Amendment of approximately $1.0 million will be ratably amortized to interest expense over the five year term of the credit facility. As a result of the repayment of W-H’s previous credit

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
facility, W-H wrote off approximately $3.1 million in non-cash financing costs to interest expense during the second quarter of 2004. These earlier financing costs had previously been deferred.

6.	Interest Rate Swap Agreements
      On May 18, 2005, W-H entered into interest rate swap agreements with a total notional amount of $150.0 million related to its credit facility. Under these agreements, W-H receives interest at a floating rate equal to three month LIBOR plus the applicable spread under its credit facility and pays interest at a fixed rate of 4.24% plus the applicable spread under its credit facility. The interest rate swap agreements have been designated as and qualify as cash flow hedging instruments. The interest rate swap agreements are fully effective, and have resulted in no gain or loss being recorded in net income in the Consolidated Statement of Operations and Comprehensive Income. W-H has recorded the fair value of the interest rate swap agreements on its Consolidated Balance Sheet, which was in aggregate a $1.8 million asset at September 30, 2005, based on the fair value of the instruments.

7.	Commitment and Contingencies
      W-H is from time to time a party or otherwise subject to legal proceedings, claims, investigations and other proceedings in the ordinary course of its business. These matters typically involve tort, workers compensation, commercial and infringement and other intellectual property claims. Where appropriate, W-H makes provision for a possible liability with respect to these claims in its financial statements in accordance with generally accepted accounting principles. These provisions are reviewed periodically and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and events pertaining to a particular case. Litigation is inherently unpredictable. W-H believes that it has valid defenses with respect to the legal matters currently pending against it. It is possible, however, that W-H’s results of operations or financial position could be adversely affected by the resolution of one or more of these matters.

8.	Stock Options
      A summary of W-H’s stock options as of September 30, 2005 and December 31, 2004 is as follows:

		Weighted Average
	Number of	Exercise
	Options	Price per Share

Outstanding December 31, 2004	3,745,192	$14.43
Granted	475,000	22.95
Exercised/exchanged	(707,582)	11.75
Expired/canceled	(76,981)	20.68

Outstanding September 30, 2005	3,435,629	16.02

Exercisable as of September 30, 2005	2,252,879	13.86

      The options outstanding as of September 30, 2005 have a weighted average remaining contractual life of 6.4 years.
      W-H uses the intrinsic value based method of accounting for stock-based compensation. Under this method, W-H records no compensation expense for stock options granted when the exercise price for options granted is equal to or greater than the fair market value of its stock on the date of the grant.

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation expense for the stock options granted to employees and directors been determined using the fair value method, net income and diluted net income per share for the three and nine months ended September 30, 2005 and 2004, respectively would have been reduced to the following pro forma amounts:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Net income, as reported	$12,822	$5,255	$32,752	$11,817
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect	55	124	269	191
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(783)	(685)	(1,715)	(2,055)

Pro forma net income	$12,094	$4,694	$31,306	$9,953

Earnings per share:
As reported:
Basic	$0.45	$0.19	$1.17	$0.43
Diluted	$0.44	$0.19	$1.13	$0.42
Pro forma:
Basic	$0.43	$0.17	$1.12	$0.36
Diluted	$0.41	$0.17	$1.08	$0.35

9.	Income Taxes
      In December 2004, the FASB published the following two final FASB Staff Positions: (i) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 and (ii) FAS 109-2 “Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance on the Act’s repatriation provision. Management has reviewed FAS 109-1 and FAS 109-2 and does not believe that the adoption of these staff positions will have a material impact on W-H’s consolidated financial position, results of operations or cash flows.

10.	Operating Segments
      Management has elected to aggregate W-H’s business unit segments based on the differences in each segment’s customers, the products and services offered and other economic characteristics. Based on these criteria, management has identified the following reportable segments: (i) drilling related products and services and (ii) completion and workover related products and services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in W-H’s Annual Report on Form 10-K for the year ended December 31, 2004.

Drilling Related Products and Services
      The drilling segment provides products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. These products and services are used primarily throughout North America and in select areas internationally. This segment

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Summary Information
      W-H recognizes revenues, operating income, depreciation and amortization expense, total assets and capital expenditures by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H’s reportable segments is contained in the following tables (in thousands):
      As of and for the three months ended September 30, 2005 (unaudited):

	Drilling	Completion	Corporate	Total

Revenues	$105,414	$55,929	$—	$161,343
Operating income	16,736	10,622	(3,105)	24,253
Depreciation and amortization	9,112	5,196	59	14,367
Total assets	360,169	221,441	26,554	608,164
Capital expenditures	9,678	5,960	61	15,699
      As of and for the three months ended September 30, 2004 (unaudited):

	Drilling	Completion	Corporate	Total

Revenues	$73,865	$41,588	$—	$115,453
Operating income	4,816	7,818	(2,669)	9,965
Depreciation and amortization	7,559	4,153	73	11,785
Total assets, net of assets held for sale	303,162	191,628	19,554	514,344
Capital expenditures	16,475	7,850	109	24,434
      As of and for the nine months ended September 30, 2005 (unaudited):

	Drilling	Completion	Corporate	Total

Revenues	$297,955	$163,105	$—	$461,060
Operating income	33,504	36,457	(8,921)	61,040
Depreciation and amortization	26,918	15,025	189	42,132
Total assets	360,169	221,441	26,554	608,164
Capital expenditures	40,809	25,594	84	66,487
      As of and for the nine months ended September 30, 2004 (unaudited):

	Drilling	Completion	Corporate	Total

Revenues	$214,758	$116,673	$—	$331,431
Operating income	14,787	22,452	(7,726)	29,513
Depreciation and amortization	21,665	11,685	204	33,554
Total assets, net of assets held for sale	303,162	191,628	19,554	514,344
Capital expenditures	40,695	19,774	197	60,666

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands) (unaudited):

Revenues

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

United States	$141,286	$106,293	$410,296	$295,035
North Sea	10,376	4,397	24,457	15,949
Other	9,681	4,763	26,307	20,447

Total	$161,343	$115,453	$461,060	$331,431

Operating Income (Loss)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

United States	$21,760	$10,539	$58,095	$30,939
North Sea	1,386	(882)	632	(4,153)
Other	1,107	308	2,313	2,727

Total	$24,253	$9,965	$61,040	$29,513

Long-lived Assets

	September 30,	December 31,
	2005	2004

United States	$362,918	$336,740
North Sea	11,021	15,494
Other	9,759	10,318

Total	$383,698	$362,552

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
      In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks, uncertainties and assumptions. The words “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, trends in oil and natural gas prices, capital expenditures by customers, oil and natural gas industry activity, difficulty in continuing to develop, produce and commercialize technologically advanced products and services, weather conditions in offshore markets, risks associated with events that result in personal injuries, loss of life, damage to or destruction of property, equipment or the environment and suspension of operations, unavailability of or costs associated with insurance, our ability to attract and retain skilled workers, the loss of key members of management, competition in our industry, compliance with and developments in environmental and other governmental regulations, loss of use of certain technologies, the concentration of customers in the energy industry, our ability to successfully integrate future acquisitions, political and economic risks, as well as restrictions on our ability to raise additional funds. For additional discussion of these risks, please see the discussion set forth under the heading “Factors That May Affect Future Results and Accuracy of Forward-Looking Statements” contained in our most recent Annual Report filed on Form 10-K with the Securities and Exchange Commission (“SEC”).
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

Drilling Related Products and Services
      Revenue from our drilling related products and services segment constituted approximately 65% of our consolidated revenue for the first nine months of 2005. Approximately 83% of our drilling segment revenue for the first nine months of 2005 was generated in the United States, including the Gulf of Mexico. The remaining 17% was generated in various international locations.
      In July 2001, exploration and development activity levels in the United States peaked and subsequently began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738, which was comprised of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003 and this recovery has continued through the first nine months of 2005. This increase, however, resulted almost entirely from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,032, 1,192 and 1,351 for 2003,

2004 and the nine months ended September 30, 2005, respectively. Of these figures, land rigs comprised 924, 1,095 and 1,254, respectively, and offshore rigs comprised 108, 97 and 97, respectively, for the same periods.
      The recovery in exploration and development activity levels in the United States has impacted our revenue and earnings generated in this market. Although the overall rig count in the United States has increased each of the last eleven consecutive quarters, the offshore rig count has not responded in the same manner. The offshore rig count did improve modestly in the fourth quarter of 2004 and into early 2005, but has since retreated to the level of mid-2004 activity. Whether this trend will continue throughout the remainder of 2005 is unclear at this time. We do believe that the overall outlook for domestic natural gas exploration and development activity remains positive, as natural gas production has yet to respond to the higher level of natural gas prices and higher rig counts. This factor should keep upward pressure on natural gas prices.
      Outside of the United States, the North Sea remains our largest drilling segment market. According to statistics published by Baker Hughes, the number of rotary rigs operating in the North Sea declined from an average of 67 in January 2002 to a low of 28 in February 2005, before recovering to an average of 41 in September 2005. We expect no significant change in activity levels in the North Sea in the near term.
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
      A key challenge that our drilling related products and services segment faces is the demand by our customers for more efficient and technologically advanced services and tools. We have invested a substantial amount of our time and capital into developing and commercializing technologies that are of value to our customers and that enable us to compete effectively with the major integrated oilfield service companies. During the third quarter of 2004, we began to market our PathMaker® 12 1/4” 3-Dimensional Rotary Steerable technology. We expect commercialization of the 3-Dimensional Rotary Steerable technology to improve the utilization of our logging-while-drilling, measurement-while-drilling and directional drilling services, as our customers are increasingly requiring this type of technology as a prerequisite for a drilling project or contract. We are currently developing a PathMaker® 8 1/2” 3-Dimensional Rotary Steerable tool and we expect to be able to offer this tool on a limited commercial basis during the fourth quarter of 2005.
      Introduced on a commercial basis in late 2004, our Array Wave Resistivity technology is the first of our next generation of logging-while-drilling tools. We believe that our Array Wave Resistivity tools provide a more robust and accurate resistivity measurement. Tools and data analysis in this technology improve the precision and reliability of formation data obtained through the analysis of electromagnetic wave transmissions through the formation surrounding a well bore. Our Array Wave Resistivity tools are also designed to withstand high pressure (25,000 psi) and high temperature (350°F) well conditions.

Completion and Workover Related Products and Services
      Our completion and workover related products and services segment provided approximately 35% of our total consolidated revenue for the first nine months of 2005. Revenues provided by this segment are almost entirely derived from the United States and the Gulf of Mexico. While revenues from this segment are affected by the level of oil and natural gas prices, activity in this segment is only modestly affected by drilling activity (see the discussion under Drilling Related Products and Services above). As a result, our completion and workover segment has provided stability during prolonged downturns in drilling activity.
      We have increased our revenue capacity in this segment through capital spending in 2003, 2004 and the first nine months of 2005, which, when combined with our acquisitions, has strengthened and further diversified our operations. Continued growth in this segment will be dependent upon, among other factors, industry activity levels, prices of oil and natural gas, our capital expenditure program and our ability to attract and retain qualified service personnel and field engineers required to operate the specialized equipment used in this business.

Discontinued Operations
      In March 2004, we committed to the divestiture of our maintenance and safety related products and services segment. Accordingly, this segment has been included in the Consolidated Statements of Operations and Comprehensive Income for 2004 as discontinued operations. In April 2004, we completed the sale of Well Safe, Inc., one of the two companies that formerly comprised the maintenance and safety related products and services segment, for cash consideration of $28.0 million. Additionally, in December 2004, we sold Charles Holston, Inc., the remaining entity that formerly comprised this segment, for consideration of $2.0 million, consisting of $1.0 million in cash and a $1.0 million subordinated promissory note due December 31, 2009. We sold Well Safe and Charles Holston pursuant to customary stock purchase agreements in which we made customary representations and warranties, agreed to customary covenants and agreed to indemnify the buyers of these businesses for certain matters, subject to certain caps, limitations and deductibles. These sales resulted in a loss of $5.1 million for the year ended December 31, 2004.

Recent Development
      Adverse Weather Conditions. Our result of operations were negatively impacted by Hurricanes Katrina and Rita and the associated shut-in of drilling and production activity in the Gulf of Mexico and along the Gulf Coast. The adverse impact began during the third quarter of 2005 and is expected to continue into the fourth quarter of 2005. The impact on our completion and workover related products and services segment has been and is expected to be greater than on our drilling related products and services segment. Although difficult to estimate, we believe that the impact of these storms reduced our earnings per share by approximately $0.06 to $0.08 in the third quarter of 2005 and that such impact will be approximately $0.04 to $0.06 per share in the fourth quarter of 2005.
Results of Operations
      The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-Q.

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
      Revenues. Revenues increased by $45.8 million, or approximately 40%, to $161.3 million for the three months ended September 30, 2005, from $115.5 million for the three months ended September 30, 2004. This increase was primarily attributable to higher demand for certain of our products and services, combined with the benefit of increased revenue capacity from our capital expenditures.
      Revenues from our drilling related products and services increased by $31.5 million, or approximately 43%, to $105.4 million for the three months ended September 30, 2005 from $73.9 million for the three months ended September 30, 2004. This increase, primarily attributable to higher demand for our logging-while-drilling, measurement-while-drilling and directional drilling services, rental tools and drilling fluids products, included an increase in revenues from services provided offshore in the Gulf of Mexico despite the relatively flat activity levels in that market and the interruption in drilling activities associated with two major hurricanes. The higher demand for our logging-while-drilling, measurement-while drilling and directional drilling services was partly attributable to improved utilization of our tools and services used in this market and included an increase in revenues from our new technologies, including the Pathmaker® and Array Wave Resistivity tools discussed earlier.
      Revenues from our completion and workover related products and services increased by $14.3 million, or approximately 34%, to $55.9 million for the three months ended September 30, 2005 from $41.6 million for the three months ended September 30, 2004. This increase was the result of higher utilization of our coiled tubing and cased-hole wireline fleet and higher demand for our completion fluids offset, in part, by the interruption in workover activity associated with two major hurricanes.
      Cost of Revenues. Cost of revenues increased by $25.0 million, or approximately 37% to $92.5 million for the three months ended September 30, 2005 from $67.5 million for the three months ended September 30, 2004. As a percentage of revenues, cost of revenues decreased to 57% for the three months ended September 30, 2005 from 58% for the three months ended September 30, 2004. The decrease in cost of revenues as a percentage of revenues was primarily due to improved pricing and a change in our revenue mix. In particular, our revenue mix was affected by revenue increases in our higher margin measurement-while-drilling, logging-while-drilling, rental tool, coiled tubing and cased-hole wireline operations.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.6 million, or approximately 21%, to $26.9 million for the three months ended September 30, 2005 from $22.3 million for the three months ended September 30, 2004. The increase was primarily attributable to increased personnel costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses decreased to 17% for the three months ended September 30, 2005 from 19% for the three months ended September 30, 2004.
      Research and Development Expenses. Research and development expenses decreased by $0.5 million, or approximately 13%, to $3.4 million for the three months ended September 30, 2005 from $3.9 million for the three months ended September 30, 2004. This decrease was the result of completing certain of our PathFinder Energy Services, Inc. research and development initiatives.
      Depreciation and Amortization. Depreciation and amortization increased by $2.6 million, or approximately 22%, to $14.4 million for the three months ended September 30, 2005 from $11.8 million for the three months ended September 30, 2004. This increase was largely the result of a larger asset base resulting from our capital expenditures.
      Interest and Other Expense. Interest and other expense for the three months ended September 30, 2005 was $2.9 million, an increase of $1.3 million, or approximately 81%, from $1.6 million for the three months ended September 30, 2004. This increase was primarily due to interest costs associated with our interest rate swap agreements and rising interest rates.
      Provision for income taxes. Our effective income tax rate for the three months ended September 30, 2005 was 39.8% as compared to 38.5% for the three months ended September 30, 2004. The lower rate in the 2004 period was primarily due to the reversal of valuation allowance on our federal net operating loss carryforwards and on foreign tax credits. We expect that our effective tax rate will be approximately 40.5% for the fourth quarter of 2005.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
      Revenues. Revenues increased by $129.7 million, or approximately 39%, to $461.1 million for the nine months ended September 30, 2005 from $331.4 million for the nine months ended September 30, 2004. This increase was primarily attributable to higher demand for certain of our products and services, combined with the benefit of increased revenue capacity from our capital expenditures.
      Revenues from our drilling related products and services increased by $83.2 million, or approximately 39%, to $298.0 million for the nine months ended September 30, 2005 from $214.8 million for the nine months ended September 30, 2004. This increase, primarily attributable to higher demand for our logging-while-drilling, measurement-while-drilling and directional drilling services, rental tools and drilling fluids products, included an increase in revenues from services provided offshore in the Gulf of Mexico despite the relatively flat activity levels in that market and the interruption in drilling activities associated with two major hurricanes. The higher demand for our logging-while-drilling, measurement-while drilling and directional drilling services was partly attributable to improved utilization of our tools and services used in this market and included an increase in revenues from our new technologies, including the Pathmaker® and Array Wave Resistivity tools discussed earlier.

      Revenues from our completion and workover related products and services increased by $46.4 million, or approximately 40%, to $163.1 million for the nine months ended September 30, 2005 from $116.7 million for the nine months ended September 30, 2004. This increase was the result of higher utilization of our coiled tubing and cased-hole wireline fleet and higher demand for our completion fluids offset, in part, by the interruption in workover activity associated with two major hurricanes.
      Cost of Revenues. Cost of revenues increased by $67.3 million, or approximately 35%, to $261.3 million for the nine months ended September 30, 2005 from $194.0 million for the nine months ended September 30, 2004. As a percentage of revenues, cost of revenues decreased to 57% for the nine months ended September 30, 2005 from 59% for the nine months ended September 30, 2004. The decrease in cost of revenues as a percentage of revenues was primarily due to improved pricing and a change in our revenue mix. In particular, our revenue mix was affected by revenue increases in our higher margin measurement-while-drilling, logging-while-drilling, rental tool, coiled tubing and cased-hole wireline operations.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $16.1 million, or approximately 25%, to $80.3 million for the nine months ended September 30, 2005 from $64.2 million for the nine months ended September 30, 2004. The increase was primarily attributable to increased personnel costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses decreased to 17% for the nine months ended September 30, 2005 from 19% for the nine months ended September 30, 2004.
      Warehouse Fire Related Costs. On April 17, 2005, a Houston warehouse facility operated by one of our subsidiaries was destroyed by a fire. For the nine months ended September 30, 2005, we reported $3.7 million in costs associated with this fire, net of approximately $0.8 million in anticipated insurance reimbursements. This amount has been reflected in the Consolidated Statements of Operations and Comprehensive Income under the caption “warehouse fire related costs” and in Footnote 10 “Operating Segments” as a reduction to operating income for the drilling segment for the nine months ended September 30, 2005.
      Research and Development Expenses. Research and development expenses increased by $2.4 million, or approximately 24%, to $12.6 million for the nine months ended September 30, 2005 from $10.2 million for the nine months ended September 30, 2004. This increase was the result of increased research and development spending on our PathFinder Energy Services, Inc. technologies, including our PathMaker® 8 1/2” 3-Dimensional Rotary Steerable tool, our slim density neutron stand-off caliper tool and other research and development initiatives.
      Depreciation and Amortization. Depreciation and amortization increased by $8.5 million, or approximately 25%, to $42.1 million for the nine months ended September 30, 2005 from $33.6 million for the nine months ended September 30, 2004. This increase was largely the result of a larger asset base resulting from our capital expenditures.
      Interest and Other Expense. Interest and other expense for the nine months ended September 30, 2005 was $8.2 million, a decrease of $0.9 million, or approximately 10%, from $9.1 million for the nine months ended September 30, 2004. This decrease was primarily due to the write off of deferred financing costs of $3.1 million in June 2004 associated with the retirement of our previous credit facility, partially offset by interest costs associated with our interest rate swap agreements and rising interest rates.
      Provision for income taxes. Our effective income tax rate for the nine months ended September 30, 2005 was 38.0% as compared to 38.5% for the nine months ended September 30, 2004. During the quarter ended June 30, 2005, we settled an audit that was being conducted by the United Kingdom’s Inland Revenue, regarding our 1999 and 2000 accounts. The settlement was less than the amount which we had reserved for this contingency. As such, we experienced a related tax benefit during the second quarter of 2005 which reduced our effective tax rate for the 2005 period. We expect that our effective tax rate will be approximately 40.5% for the fourth quarter of 2005.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises SFAS 123, supersedes APB No. 25 and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The FASB established the beginning of the first interim or annual period that begins after June 15, 2005 as the effective date for SFAS 123R. However, on April 14, 2005, the SEC announced the adoption of a new rule that amended the required adoption dates for SFAS 123R. The SEC’s rule allows most larger reporting companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. We intend to adopt the requirements of SFAS 123R effective as of the beginning of our fiscal year that begins on January 1, 2006. We have not completed the process of evaluating the impact that will result from adopting SFAS 123R, therefore we are unable to disclose the impact that adopting SFAS 123R will have on our financial position and results of operations when SFAS 123R is adopted.
Liquidity and Capital Resources
      Our primary uses for cash are working capital, capital expenditures, research and development expenditures, acquisitions and principal and interest payments on indebtedness. Our primary sources of liquidity are cash reserves, cash generated by operations and amounts available to be drawn under our credit facility. To the extent our cash requirements exceed our sources of liquidity, we will be required to fund our cash requirements through other means, such as through debt and equity financing activities, or we will be required to curtail our expenditures.

Cash flow
      Working capital was $154.5 million as of September 30, 2005 and $121.6 million as of December 31, 2004. Net cash provided by operating activities was $46.6 million for the nine months ended September 30, 2005 compared to $37.8 million for the nine months ended September 30, 2004. The increase in working capital and cash flow from operating activities was principally attributable to higher operating levels across all business segments.
      Net cash used in investing activities was $52.7 million for the nine months ended September 30, 2005 and $50.7 million for the nine months ended September 30, 2004. The increase in net cash used in investing activities was principally the result of capital expenditures, offset by lost-in-hole proceeds.
      Net cash provided by financing activities was $12.5 million for the nine months ended September 30, 2005. Net cash used in financing activities was $7.7 million for the nine months ended September 30, 2004. Changes in net cash related to financing activities were primarily the result of borrowings and repayments under our credit facility, which is described below, and proceeds from the exercise of stock options.
      For the nine months ended September 30, 2005, we made capital expenditures of $66.5 million, primarily for rental tool inventory, logging-while-drilling and measurement-while-drilling tools, wireline equipment and coil tubing units, including expenditures for the replacement of equipment lost-in-hole. In addition, we incurred $12.6 million in research and development expenses for the nine months ended September 30, 2005.

Capital resources
      On May 5, 2005, we entered into an amendment to our credit facility (the “First Amendment”) that, among other things, increased the amount we may borrow under our credit facility from $237.5 to $375.0 million, extended the maturity date of such borrowings from June 30, 2009 to May 5, 2010, improved certain of the pricing terms associated with our credit facility and relaxed obligations under certain of the operational and financial covenants imposed by our credit facility.
      As of September 30, 2005, we had an outstanding loan balance of $185.0 million and approximately $6.2 million in letters of credit issued under our credit facility, resulting in an available borrowing capacity on such date of approximately $183.8 million.

      Amounts borrowed under our credit facility bear interest, at our election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0% depending upon our leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0% depending upon our leverage ratio. As of September 30, 2005, we had elected to pay interest on our outstanding borrowings at LIBOR plus the then applicable margin of 1.25%.
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
      Financing costs associated with our original credit facility of approximately $1.6 million and financing costs associated with the First Amendment of approximately $1.0 million will be ratably amortized to interest expense over the five year term of the credit facility. As a result of the approximate $160.0 million repayment of our previous credit facility in June 2004, we wrote off approximately $3.1 million in non-cash financing costs to interest expense during the second quarter of 2004. There earlier financing costs had previously been deferred.
      The descriptions of our credit facility and the First Amendment are qualified in their entirety by reference to the original credit facility which is filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and by further reference to the First Amendment which is filed as Exhibit 10.8(a) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Future capital requirements
      We anticipate that acquisitions of complementary companies, assets and product lines will continue to play an important role in our business strategy. While there are currently no unannounced agreements or ongoing negotiations for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time. Likewise, we will continue to need to make capital expenditures for tools and equipment and to make research and development expenditures to maintain and improve the quality of our products and services. We have made capital expenditures of $66.5 million through September 30, 2005 and currently estimate that we will make an aggregate of approximately $90 million of such expenditures in 2005. We have made research and development expenditures of $12.6 million through September 30, 2005 and currently estimate that we will make an aggregate of approximately $16.0 million of such expenditures in 2005.
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
      Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Under these agreements, we receive interest at a floating rate equal to three month LIBOR plus the applicable spread under our credit facility and pay interest at a fixed rate of 4.24% plus the applicable spread under our credit facility. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense by approximately $0.9 million for the nine months ended September 30, 2005.
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

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On August 31, 2005, one of our subsidiaries acquired 100% of the outstanding equity interests of Madden Systems, Inc. (“Madden”) from two individuals for consideration consisting of $2.5 million in cash and 31,422 shares of our common stock. Such common stock issuance constituted a private placement that was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of such act and pursuant to Regulation D thereunder. No underwriters participated in such issuance.

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

W-H Energy Services, Inc.

Date: November 7, 2005	By: /s/ Jeffrey L. Tepera Jeffrey L. Tepera Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2005	By: /s/ Ernesto Bautista, III Ernesto Bautista, III Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Number			Exhibit Title

31	.1*	—	Certification of Chief Executive Officer of W-H Energy Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	—	Certification of Chief Financial Officer of W-H Energy Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	—	Certification of Chief Executive Officer of W-H Energy Services, Inc. pursuant 18 U.S.C. Section 1350

32	.2*	—	Certification of Chief Financial Officer of W-H Energy Services, Inc. pursuant 18 U.S.C. Section 1350

*	Filed herewith