Form 10-K
period 2005-12-31
W-H ENERGY SERVICES INC
filed 2006-03-06
CIK 1051034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2005

Commission file number: 001-31346
W-H Energy Services, Inc.
(Exact name of Registrant as specified in its charter)

Texas	76-0281502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10370 Richmond Avenue, Suite 990
Houston, Texas 77042
(713) 974-9071
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, par value $0.0001 per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating	New York Stock Exchange
Preferred Stock, par value $0.01 per share
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of June 30, 2005, approximately 27,991,955 shares of common stock, par value $0.0001 per share, of the registrant were outstanding, and the aggregate market value of the outstanding shares of common stock of the registrant held by non-affiliates (based on the closing price of such shares on the New York Stock Exchange on such date) was approximately $544.3 million. The determination of stock ownership by non-affiliates was made solely for the purpose of providing the foregoing market capitalization information, and the registrant is not bound by such determination for any other purpose.
     As of February 17, 2006, approximately 29,306,936 shares of common stock, par value $0.0001 per share, of the registrant were outstanding and the aggregate market value of the outstanding shares of common stock of the registrant held by non-affiliates (based on the closing price of such shares on the New York Stock Exchange on such date) was approximately $932.1 million. The determination of stock ownership by non-affiliates was made solely for the purpose of providing the foregoing market capitalization information, and the registrant is not bound by such determination for any other purpose.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders, which the Registrant intends to file within 120 days of December 31, 2005, are incorporated by reference into Part III of this Form 10-K.

W-H ENERGY SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2005

PART I

Item 1.	Business.
Overview
      We are a diversified oilfield service company that provides products and services used in connection with the drilling and completion of oil and natural gas wells and the production of oil and natural gas. We have operations in North America and select areas internationally. Since our formation in 1989, we have entered the following lines of business through acquisitions, and we have expanded our product and service offerings through a combination of acquisitions, internal growth and research and development:

•	drilling related products and services, which include logging-while-drilling, measurement-while-drilling, directional drilling, down-hole drilling motors, rental tools and drilling fluids; and

•	completion and workover related products and services, which include cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment, polymers and specialty chemicals, rental tools and coiled tubing.
      We focus on products and services that provide our customers with alternatives to the integrated services typically marketed by the major integrated oilfield service companies. We believe our business approach enables us to compete successfully against these larger oilfield service companies by:

•	operating our business lines autonomously and marketing our product offerings independently;

•	focusing on niche markets in which leading market positions can be achieved;

•	emphasizing customer service, responsiveness and reliability;

•	offering technologically advanced and cost effective products and services; and

•	providing equity incentives to key management and operating personnel.
      Our customers include major and independent oil and natural gas companies, drilling contractors and other oilfield service companies.
      In this report, unless otherwise specified, “W-H” and “we,” “our,” “us” and “our company” refer to W-H Energy Services, Inc., a Texas corporation, and/or one or more of its subsidiaries. General information about our company can be found on our internet website (www.whes.com). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports and forms that we file with the U.S. Securities and Exchange Commission, or SEC, or that are filed with the SEC in respect of our company, such as Forms 3, 4 and 5, as well as any amendments and exhibits to the foregoing reports and forms, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.
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
      Following is a discussion of our business lines, our strategy, our research and development initiatives and risks related to our business.
Businesses

Drilling Related Products and Services
      Our drilling related products and services segment provides a broad range of products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. Our drilling related products and services are used primarily in North America and select areas internationally. We currently are conducting international operations onshore in Canada, Brazil, Europe, North Africa, the Middle East and Mexico and offshore in the North Sea, the Persian Gulf, the Gulf of the Suez, the Mediterranean Sea and off the coast of Brazil. Our drilling related products and services segment includes the following business lines:

•	logging-while-drilling, measurement-while-drilling and directional drilling;

•	down-hole drilling motors;

•	rental tools; and

•	drilling fluids.
      Logging-while-drilling, Measurement-while-drilling and Directional Drilling. We are one of a few companies worldwide that currently has the technological capability to offer a full complement of logging-while-drilling products and services. Logging-while-drilling tools provide real-time data about the physical properties of downhole formations. In addition to indicating the possible presence of hydrocarbons, this data also assists in improving drilling performance.
      Before the introduction of logging-while-drilling technology, well formation data was typically obtained by lowering evaluation tools into the well with armored electro-mechanical cable, or wireline, from a truck on land or a skid unit offshore. Traditional open-hole wireline information can only be obtained after the well has been drilled or during the drilling process if drilling is halted and the drill string is removed from the well. An advantage that logging-while-drilling has over traditional open-hole wireline logging is that costs are reduced because the logging-while-drilling tools accompany the drill string and downhole data is provided during drilling operations. Drilling rig downtime is thereby minimized. These savings can be substantial for offshore jobs where day rates for drilling currently range from an average of about $80,000 per day in shallow waters to an average of about $140,000 per day in deep waters. In addition, the real-time information transmitted during the drilling process can assist in making drilling decisions such as altering the path of the well-bore to a point in the formation which, when compared with previously obtained seismic data, provides for enhanced recovery of oil and natural gas.
      We also offer measurement-while-drilling products and services, which use down-hole tools to help locate and direct the drill bit to the intended target. This capability is particularly advantageous when drilling directional (non-vertical) wells, which represent an increasing percentage of overall drilling activity, particularly offshore. In order to drill a directional well, the driller must be able to determine the precise direction the drill bit is moving during the drilling operation. Measurement-while-drilling tools assist the driller in making this determination by transmitting data to the surface enabling the driller to adjust the drilling path as necessary during the drilling process.
      We provide directional drilling services in North America and in select areas internationally. Directional drilling involves directing the well-bore along a predetermined path to optimally recover oil and natural gas from a reservoir. These services are used to more accurately drill vertical wells and to drill deviated or directional wells (which deviate from vertical by a planned angle and direction), horizontal wells (which are sections of wells drilled perpendicular or nearly perpendicular to vertical) and extended reach wells (which are deviated over extended distances). We entered the directional drilling market in North America in October 2002 and believe that doing so has increased the domestic utilization of our measurement-while-drilling and logging-while-drilling tools and down-hole drilling motor fleet. Prior to that time, we provided directional drilling services only in select areas of the Eastern Hemisphere.
      Our logging-while-drilling, measurement-while-drilling and directional drilling services are provided by our PathFinder Energy Services subsidiary. We market these services through an internal sales force. Our customers typically utilize these services on a per well or per project basis. We generally charge our customers for these services on a per day basis.
      Down-hole Drilling Motors. We are a supplier of down-hole drilling motors and a manufacturer of certain of their components and replacement parts. We provide down-hole drilling motors internally to our PathFinder Energy Services subsidiary’s directional drilling business and to other oilfield service companies.

Our drilling motors business is conducted by our two wholly owned subsidiaries, Drill Motor Services, Inc. and Dyna-Drill Technologies, Inc.
      Drill Motor Services’ rental product line consists of a wide range of sizes of down-hole drilling motors ranging from 1 11/16 inches to 11 1/2 inches in outside diameter for use at various drilling depths and down-hole environments. The components of the drill motor are designed to operate at various speeds and torque levels and to withstand severe environmental conditions such as high temperatures, hard rock and abrasive drilling fluids.
      Power sections and bearing packs for Dyna-Drill® down-hole drilling motors are manufactured by Dyna-Drill Technologies. In addition to complementing our Drill Motor Services line of down-hole drilling motors, our manufacturing capability enables us to support our own motor lines and to provide manufacturing and repair services for other oilfield service companies. Dyna-Drill Technologies is one of only a limited number of companies worldwide that manufactures the power sections and bearing packs for down-hole drilling motors.
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
      Rental Tools. We provide a broad range of rental equipment and tools for the drilling of oil and natural gas wells. Our rental equipment allows our customers, primarily oil and natural gas companies, the ability to have access to inventories of tools and other equipment without the cost of maintaining or storing that equipment in their own inventory. Our rental tool inventory includes:

•	drilling equipment, such as large diameter drill pipe, heavy weight drill pipe, high torque drill pipe, drill collars and other required accessories;

•	pressure control equipment, such as blowout preventers, high pressure valves, choke and kill manifolds and test pumps;

•	down-hole tools, such as milling tools and casing scrapers;

•	pipe handling equipment; and

•	side entry subs and our patented lockdown lubricator system.
      We have various sizes of drill pipe and related handling tools, providing our customers with a wide range of equipment for drilling at a variety of well depths and conditions. In response to the growth in directional drilling, we have expanded our inventory of premium, high torque drill pipe, which also provides operators with the technical characteristics demanded by deeper wells and wells expected to encounter adverse conditions. We also offer all corresponding handling and sub-surface tools and pressure control equipment that support high torque drill pipe.
      Our drilling related rental tool business is conducted by our wholly-owned subsidiaries Thomas Energy Services, Inc. and Boyd’s Bit Service, Inc. which conducts business as Boyd’s Rental Tools. These rental tools and related services are marketed through our internal sales force. The majority of our equipment and tools are rented to our customers on a per day basis.
      Drilling Fluids. Drilling fluid products are used to cool and lubricate the drill bit during drilling operations, to contain formation pressures and to suspend and remove rock cuttings from the borehole while maintaining the stability of the well-bore. We manufacture, package, transport, warehouse and wholesale drilling fluids and drilling fluid chemicals and additives. We also provide size reduction services of environmentally approved solids that are added to drilling fluids to control loss circulation and seepage. Our customers, which include retail drilling fluid companies, specialty fluid companies and other oilfield service companies, use our drilling fluid products throughout the world.

      Our drilling fluid chemicals and additives are used in the production and maintenance of:

•	water-based drilling fluids, which are the most widely used drilling fluids, having application in both onshore and offshore environments;

•	oil-based drilling fluids, which are used primarily to drill water-sensitive shale and in situations where stuck pipe is more likely to occur; and

•	synthetic-based drilling fluids, which are used where oil-based fluids are prohibited for environmental reasons, or where high performance and safety are an issue.
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

Completion and Workover Related Products and Services
      Our completion and workover related products and services segment provides a broad range of products and services used by oil and natural gas companies and other oilfield service companies for the completion and workover of oil and natural gas wells. Our completion and workover related products and services are used primarily in North America. These products and services include:

•	cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment and services;

•	polymers and specialty chemicals;

•	rental tools; and

•	coiled tubing.
      Cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment and services. Cased-holes are wells that have been drilled and in which casing has been installed to stabilize the hole. Cased-holes typically are either ready to produce or are already producing oil and natural gas. A substantial portion of our revenues from this business are generated by repeat business on existing wells. Consequently, this business typically provides more stable revenue during periods of reduced drilling activity. Our services include:

•	Logging Services. Logging involves the gathering of down-hole information to identify various characteristics about the formation or zone to be produced. Production logging involves the measurement of production rates. Logging services are performed by lowering armored electro-mechanical cable, or wireline, into a well from a truck on land or a skid unit offshore. These units contain instrumentation and computer equipment used to chart and record down-hole information.

•	Perforating Services. Perforating involves creating a pathway for oil and natural gas to flow into a completed and cased well from a reservoir. Once a well has been drilled and cased and is ready for production, a perforating gun is lowered into the well using wireline and a shaped explosive charge is detonated in the zone from which production is desired. The resulting perforations in the casing allow oil and natural gas to flow into the casing where they are carried to the surface. Perforating is also used in wells that are already producing to improve the production rate of oil and natural gas. For example, perforating might be used to restore or improve production in a producing well that has become congested by sand or might be used to create production from a new zone once a deeper zone or formation has been depleted.

•	Tubing Conveyed Perforating/ Drill Stem Testing. Tubing conveyed perforating involves the use of drill pipe, tubing or coil tubing, to convey the perforating assembly to the required depth. Drill stem testing is a method of determining the producing potential of a formation by allowing the formation fluids to flow into the borehole. The use of these tools together allows our customers to evaluate and complete oil and natural gas wells in a more efficient and safer manner relative to conventional techniques.

•	Rental Equipment and Services. Wireline rental equipment includes grease injector units, pipe recovery lubricators, air compressors, high pressure risers, wireline blow-out preventers and flanges.

      We conduct our cased-hole wireline logging and perforating business through our wholly owned subsidiaries, Perf-O-Log, Inc. and E.M. Hobbs, L.P. Our wireline rental equipment is offered through our wholly owned subsidiary, Boyd’s Bit Service, Inc. which conducts business as Boyd’s Rental Tools. A wireline job typically involves the use by a skilled operator of a logging and perforating unit and certain specialized rental equipment at a customer’s well site. We market these services through an internal sales force and our customers typically utilize these services on a per well basis. We charge our customers on a per day or per job basis.
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
      Our three classes of completion and workover related polymer and specialty chemical products are:

•	oilfield products, which include:

•	enhanced recovery chemicals;

•	lubricants;

•	well treating chemicals; and

•	liquefied polymers;

•	industrial products, which include:

•	cleaners;

•	lubricants; and

•	environmentally sensitive solvents; and

•	environmental remediation products.
      We conduct our completion and workover related polymers and specialty chemicals business through our wholly owned subsidiaries, Integrity Industries and Agri-Empresa. We market and sell our polymers and specialty chemical products through an internal sales force.
      Rental Tools. We provide rental of premium tubing work strings, high pressure blowout preventers, flow iron packages, high pressure manifolds, tanks and tubing handling tools for conventional well remediation, as well as specialized equipment for snubbing and coiled tubing applications. Snubbing involves pushing pipe into the well against high well-bore pressures.
      Our completion and workover related rental tool business is conducted by our wholly-owned subsidiary Thomas Energy Services, Inc., through its Thomas Tubing Specialists division. We market our rental tools through an internal sales force. Our customers typically utilize tools on a per well basis and we charge our customers for rental tools primarily on a per day rental basis.
      Coiled Tubing. A typical coiled tubing job involves the use of a coiled tubing unit and one or more pumping units which are operated by skilled personnel at a customer well site. We own and operate a fleet of coiled tubing units and associated equipment that are used in a variety of well-bore applications, including foam washing, acidizing, displacing, fishing, milling, drilling, cementing, gravel packing and jetting. In addition to these services, we use modeling software for coiled tubing applications to provide optimal job design and cost saving solutions for our customers.
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

Discontinued Operations
      In March 2004, we committed to the divestiture of our maintenance and safety related products and services segment. Accordingly, this segment has been included in our Selected Financial Data and our Consolidated Statements of Operations and Comprehensive Income for fiscal years ended on or before December 31, 2004 as discontinued operations. In April 2004, we completed the sale of Well Safe, Inc., one of the two companies that formerly comprised our maintenance and safety related products and services segment, for cash consideration of $28.0 million. Additionally, in December 2004, we sold Charles Holston, Inc., the remaining entity that formerly comprised this segment, for consideration of $2.0 million, consisting of $1.0 million in cash and a $1.0 million subordinated promissory note due December 31, 2009. We sold Well Safe and Charles Holston pursuant to customary stock purchase agreements in which we made customary representations and warranties, agreed to customary covenants and agreed to indemnify the buyers of these businesses for certain matters, subject to certain caps, limitations and deductibles. These sales resulted in a loss of $5.1 million for the year ended December 31, 2004.
      For a summary of our reportable segments and operations by geographical region as of and for the years ended December 31, 2005, 2004 and 2003, see Note 13 to our Consolidated Financial Statements, which information is incorporated herein by reference.
Strategy
      Our strategy is to grow revenues, cash flow and earnings by providing our customers with an alternative to the major integrated oilfield service companies while preserving our entrepreneurial culture. Our strategy consists of the following key components:
      Provide Leading Technology Solutions to Our Customers. We believe technology is an important aspect of our business. Improving technology helps us provide our customers with more efficient and cost effective tools to find and produce oil and natural gas. In fiscal year 2005, we spent approximately $16.3 million on research and development initiatives, and we plan to spend approximately $18 million on these initiatives in 2006. We are committed to investing substantial time and resources in building our technology-based products and services. We believe our new products and services are among the best in the industry and will provide us with the opportunity to grow our business and service the needs of our customers.
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
      Capitalize on the Growth of Select Emerging Markets. We believe that the longer-term domestic outlook will continue to reflect upward pressure on oil and natural gas prices as supply struggles to keep up with demand. As a result, we expect the domestic search for energy, and especially natural gas, to continue its recent growth trend, recognizing that there will be occasional interruptions in this trend when energy prices decline as a result of events such as an abnormally warm winter. Our response to this expectation is to expand our geographic coverage in North America. For example, we are making approximately $30.0 million in capital expenditures to open and equip a facility in southwestern Wyoming that we plan to use to increase our presence in the Rocky Mountain region. We also plan to provide our products and services to companies that are seeking to develop less conventional sources of energy, such as coalbed methane.
      Capitalize on Trends in More Mature Markets. We believe that many of the larger integrated oil and natural gas companies are increasingly focused on projects in the deeper waters of the Gulf of Mexico and in other remote international locations. As a consequence, we believe that independent oil and natural gas companies are becoming more prominent players in exploration, development and production activity in the Gulf of Mexico, the North Sea and in the North American onshore market. We believe that we have good working relationships with many of these independent oil and natural gas companies, and we plan to capitalize on these relationships to increase the utilization of our tools and personnel in these regions.
      Capitalize on the Growth of Offshore and Directional Drilling. A substantial portion of our drilling related products and services are designed for use in directional drilling onshore and directional and vertical drilling offshore. We believe that the long-term trends in directional drilling are positive. We provide directional drilling services in North America and in select areas internationally. We believe that providing directional drilling services will continue to increase the utilization of our measurement-while-drilling and logging-while-drilling tools, down-hole drilling motors and rental tools.
      Expand the Breadth and Scope of Our International Operations. Although our operations are focused primarily in the United States, we believe that the larger oil and natural gas projects will increasingly be located in other countries. We will continue to seek to capitalize on this trend by increasing our market share in existing international locations and by selectively establishing new locations where we believe the geo-political risk is acceptable. Our international operations will continue to consist primarily of our and measurement-while-drilling and logging-while-drilling services, directional drilling services and down-hole drilling motors.
      Selectively Acquire Complementary Businesses and Technologies. We expect to continue to pursue acquisitions of complementary businesses, which increase the technological base and expand the market reach of our product and service offerings. We intend to focus on acquisitions that expand our operations with new products and services, broaden our geographic scope, increase our market share and improve our ability to compete with the major integrated oilfield service companies. We also intend to provide management and key personnel of acquired businesses with stock-based incentives in our company and to continue to market the products and services of these companies under their established names.
Research and Development: Technology Initiatives
      We engage in research and development activities in an effort to improve our existing product and service offerings and to satisfy customer demand for tools, products and services that will increase the efficiency of their operations. Our expenditures for research and development were $16.3 million, $15.5 million and $11.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. While several of our subsidiaries conduct research and development at their facilities, our largest research and development effort is conducted by our PathFinder Energy Services subsidiary through its research and development facility in Houston, Texas, where most of our logging-while-drilling, measurement-while-drilling and directional drilling technology is developed.
      Some of our recently commercialized technologies include:

•	PathMaker® 3-Dimensional Rotary Steerable (“3DRS”) technology for 12 1/4-inch borehole size. This technology facilitates full steering and propulsion of a drill string in any direction, with or without the use of a down-hole drilling motor, with real-time at-surface feedback as to the tool’s performance and well placement. Aspects of this technology are patented or patent-pending.

•	Array Wave Resistivity (AWR™) technology. This technology involves the use of proprietary tools and data analysis techniques to improve the reliability and quality of resistivity data as it relates to formation evaluation. Our AWR technology operates by transmitting electromagnetic waves through the formation surrounding a well-bore. Aspects of this technology are patented or patent-pending.

•	Slim Density Neutron Standoff Caliper (“SDNSC”) technology. Our density neutron technology is used to provide customers with more reliable information about the porosity of a formation and the diameter of the borehole. We recently commercialized our SDNSC to provide this service in smaller borehole diameters. Aspects of this technology are patent-pending.

•	Matrix-3® tungsten carbide-based metal coating technology. These coatings improve resistance to wear, corrosion and impact to metal components used in drilling and other down-hole applications, such as motor bearings used in down-hole drilling motors. The coating process is a confidential process, developed independently in-house, based on proven tungsten carbide metallurgy and brazing technologies.

•	Pay Zone Inclination Gamma (PZIG™) directional survey technology. This technology includes deployment of an independent drilling tool at or near the drill bit from which real-time directional survey and formation information can be obtained.

•	Survivor™ high-temperature/high pressure technology. This technology includes a survey package and a data transmission system that are designed for especially demanding down-hole conditions (up to 350° F and 25,000 psi). The Survivor™ tools are compatible with our other logging-while-drilling technologies, such as the AWR™ and SDNSC technologies described above.

      We plan to use research and development expenditures to continue to develop proprietary technologies targeted to give us a commercial advantage. Two of these technologies in development include:

•	PathMaker® 3DRS technology for 9 7/8-inch, 8 1/2-inch and 6-inch borehole sizes. This technology is intended to be functionally substantially similar to the 12 1/4-inch PathMaker® 3DRS tool described above, except that these tools will be able to accommodate correspondingly smaller borehole diameters. Aspects of this technology are patented and patent-pending. The 8 1/2-inch borehole size became commercially available on a limited basis during the first quarter of 2006. The 9 7/8-inch borehole size is targeted to be commercially available by late 2006 or early 2007.

•	Slim Array Wave Resistivity (“SAWR”) technology. Our SAWR technology is intended to allow our AWR™ technology discussed above to be used to evaluate formation characteristics in smaller borehole diameters. This technology is targeted to be commercially available in the second quarter of 2006.
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
      While we are developing and deploying many of our own technologies, our logging-while-drilling business is still dependent upon technologies that we acquired when we acquired PathFinder Energy Services. We have the right to use substantially all of these acquired technologies pursuant to worldwide, royalty-free, irrevocable license rights. We have the right to use a small number of these acquired technologies under licenses from other third party licensors. The terms of certain of these licenses may be subject to change if there is a change in control of our company.
      We have employment or product revenue sharing agreements with a limited number of our employees who have been involved in the development of technologies that are important to our business. In general, these agreements provide that we must make payments to these employees based upon the amount of revenues generated by the products to which these employees contributed. Certain of these agreements have provided for acceleration of these payments upon the occurrence of specified events, such as a change in control of our company.

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
      We maintain insurance policies providing coverage for risks that we believe are consistent with industry standards and that meet the requirements of our customers. We have deductibles under these policies in amounts we believe to be customary and reasonable. Although we believe that we maintain insurance coverages that are adequate in amount and type for the risks associated with our businesses, there is always a risk that our insurance may not be sufficient to cover any particular loss. In addition, our insurance does not provide coverage for all liabilities. Finally, insurance rates have recently been subject to increases and wide fluctuations, and, during the last five fiscal years our cost of insurance and deductibles have increased substantially. Changes in coverage, insurance markets and our industry, and events affecting our company, may result in future increases in our insurance costs and in higher deductibles and retentions.
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
      Some of our employees who perform services on offshore platforms and vessels are covered by the provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws have the effect of making the liability limits established under state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages from job-related injuries, with generally no limitations on our potential liability.
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

      We generate wastes, including hazardous wastes, which are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. The U.S. Environmental Protection Agency and state agencies have limited the approved methods of disposal for some types of hazardous and non-hazardous wastes. Furthermore, it is possible that certain wastes handled by us in connection with our field service activities that currently are exempt from treatment as “hazardous wastes” may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes and therefore be subject to more rigorous and costly operating and disposal requirements.
      The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, these persons may be subject to strict joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We currently lease a number of properties upon which activities involving the handling of hazardous substances or wastes may have been conducted by third parties not under our control and prior to our occupation of the subject property. These properties may be subject to CERCLA, RCRA and analogous state laws in the future. Under these laws and implementing regulations, we could be required to remove or remediate previously discarded hazardous substances and wastes or property contamination that was caused by these third parties. These laws and regulations may also expose us to liability for our acts, including acts that were in compliance with applicable laws at the time they were performed.
      We are subject to regulation under both the federal Clean Water Act of 1972, or the CWA, and the Oil Pollution Act of 1990, or the OPA. The CWA is the principal federal statute protecting navigable waters and adjoining shorelines from pollution. The CWA imposes specific requirements for pollution prevention and response measures. In conjunction with similar state laws the CWA imposes effluent limitations regulating the amount of pollutants that may be discharged from specific point sources into state waters and waters of the United States through a system of permitting, compliance and spill prevention program requirements. Under the OPA, the government has adopted requirements related to the prevention of oil spills and the liability for damages resulting from such spills into waters of the United States. The OPA imposes strict, joint and several liability on the owners or operators of facilities or vessels, and/or the lessee or permittee of the area in which an offshore facility is located for oil removal costs and a variety of public and private damages, including natural resource damages. Our management believes that we possess and are in material compliance with applicable permits and plans required under the CWA and OPA. We are currently updating our existing and or developing new spill prevention, control and countermeasure (SPCC) plans which are required under the CWA and OPA for certain facilities that store oils. The SPCC regulations have been amended in recent years and their applicability is under consideration as each subsidiary evaluates its obligations under these regulations in light of the changing dynamics of the operations.
      The Atomic Energy Act, which provides for the development and regulation of commercial nuclear power, authorizes the Nuclear Regulatory Commission, or NRC, to regulate radioactive “source material.” The “source material” used in the conduct of our business includes cesium-137, americium(241), iridium, iodine, radium, californium-252 and cobalt. Under the Atomic Energy Act, the NRC has entered into cooperative agreements with the states of Texas, Louisiana, Mississippi and New Mexico that authorize those states to regulate and license the use of source material. Source material is used by several of our companies, including PathFinder, Perf-O-Log and E.M. Hobbs, in connection with logging exploratory and producing wells in those states. We have obtained licenses from the Louisiana Department of Environmental Quality, the Texas Department of State Health Services (Radiation Control Program), and the Mississippi Department of Health and Radiological Control, as well as an NRC license, that allow us to store and use these source materials in connection with our well logging activities in these three states and other agreement states, as well as offshore in federal waters. We believe that we are in compliance with the terms and conditions of our radioactive material licenses.
Customers
      Our customers include major and independent oil and natural gas companies, drilling contractors and other oilfield service companies operating in North America and select areas internationally. We provide services and equipment to a broad range of customers, and, therefore, we believe that we are not dependent on any single customer or group of customers. For the years ended December 31, 2005, 2004 and 2003, no single customer or group of affiliated customers accounted for 10% or more of our revenues. We typically enter into master service agreements with our customers. These agreements govern the terms of our relationship with our customers, but they generally do not create binding commitments on the part of our customers to use our services or on us to provide services.
Suppliers
      We obtain our coiled tubing units, wireline equipment and rental tools, certain parts and components of our drilling motors and logging-while-drilling and measurement-while-drilling tools and certain chemicals and additives used in producing our drilling fluids from various third-party suppliers. We do not believe that any one supplier of these products is material to us. We have not experienced and do not foresee experiencing a shortage of any of these products. Lead times for certain specialty chemicals, additives, metals and components have increased, however, during the last twelve to eighteen months.
Competition
      Drilling Related Products and Services. In this segment, we principally compete on the basis of product capability, reputation, quality, price, reliability, experience, availability and range of services offered. Competitors in our logging-while-drilling, measurement-while-drilling and directional drilling businesses include divisions of Baker Hughes, Halliburton, Schlumberger, and Weatherford International. In our rental tool business, our competitors range from small, independent oilfield service companies to much larger oilfield service companies such as Weatherford International. Competitors in our measurement-while-drilling, directional drilling, down-hole drilling motors, drilling fluids and specialty chemicals businesses include both small and large independent oilfield service companies.
      Completion and Workover Related Products and Services. In this segment, we principally compete on the basis of reputation, quality, price, reliability, experience, availability and range of services offered. Our competitors in this segment include the major integrated oilfield service companies and both small and large independent oilfield service companies.
Employees
      As of December 31, 2005, 2004 and 2003 we had 2,333, 2,079 and 1,795 employees, respectively. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory.
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

Item 1A.	Risk Factors.
      Set forth below is a discussion of some of the risks that we face and that could affect our business and financial position for 2006 and beyond. However, they are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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
      Factors affecting the prices of oil and natural gas include:

•	the level of demand for oil and natural gas;

•	worldwide political, military and economic conditions, including the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil and potential political or economic uncertainties resulting from the threat or occurrence of terrorist attacks;

•	oil and natural gas production/inventory levels;

•	the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

•	global weather conditions;

•	interest rates and cost of capital; and

•	tax policies.
      The production sector of the oil and natural gas industry, which utilizes our completion and workover related products and services, is less immediately affected by changing oil and natural gas prices and, thus, tends to be less volatile than the exploration sector, which utilizes our drilling related products and services. However, producers likely would react to declining oil and natural gas prices by reducing expenditures, which could also adversely affect our completion and workover related products and services segment.

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
      Many of our products and services are used in potentially hazardous drilling, completion and production applications. These activities are dangerous and accidents can result in:

•	personal injury;

•	loss of life;

•	damage to or destruction of property, equipment and the environment; and

•	suspension of operations.
      Litigation arising from a catastrophic occurrence at a location where our equipment or services are used may result, in the future, in our being named as a defendant in lawsuits asserting potentially large claims.
      In addition, many of our employees who perform services on offshore platforms and vessels are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws have the effect of making the liability limits established by state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages from job-related injuries, with generally no limitations on our potential liability.
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
      We maintain insurance policies providing coverage for risks that we believe are consistent with industry standards and that meet the requirements of our customers. However, our insurance may not be sufficient to cover any particular loss, and it does not provide coverage for all liabilities. In addition, many of our insurance policies contain deductibles for which we are responsible.
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
      Our customers continually demand new and improved products and services that increase the precision of and reduce the uncertainty associated with the exploration for and development of oil and natural gas. Many of our competitors are much larger and have greater research and development, financial and other resources than we do. If we are not able to develop commercially competitive products and services that we can offer at competitive prices in a timely manner, our financial condition and results of operations may be adversely affected. New product development is a lengthy and costly process and depends upon our ability to:

•	foresee the needs of our customers and the new technologies likely to be introduced by our competitors;

•	successfully design, test, manufacture, market and commercialize our own competing technologies; and

•	obtain and maintain exclusive technology positions through patent and trade secret protection.
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
      Many of our operations, especially those dependent on our logging-while-drilling and measurement-while-drilling products and services and specialty chemical sales, rely substantially on proprietary rights in technologies for which we hold licenses or patents. In addition, we are pursuing patent and trademark protection for our newly developed technologies and brands. The market success of our technologies will depend, in part, on our ability to obtain and enforce our proprietary rights in these technologies, to preserve rights in our trade secret and non-public information, and to operate without infringing the proprietary rights of others. We rely on a combination of patent, trademark and trade secret laws and restrictions on disclosure of our proprietary information to protect our intellectual property rights. We also seek to obtain confidentiality agreements from our employees, consultants and business partners and control access to and distribution of our documentation and other forms of our proprietary information. It is possible that these measures may not:

•	Prevent the challenge, invalidation, narrowing or circumvention of our existing patents;

•	Prevent our competitors from independently developing similar products or services, duplicating our products or services, or designing around the patents owned by us;

•	Prevent third-parties from enforcing patents against us that eventually limit our ability to do business in some areas of the market;

•	Provide adequate protection for our intellectual property rights and technologies;

•	Prevent disclosure of our trade secrets and know-how to third parties or the public; or

•	Result in intellectual property rights adequate to protect our business from competition from foreign sources.
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
      We operate in highly competitive areas of the oilfield products and services markets. The volatility of oil and natural gas prices has led to a consolidation of a number of companies providing products and services similar to those we provide. As a result of these consolidations, many of our competitors are much larger and have greater research and development, marketing, distribution, financial and other resources than we do. If these or other of our competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than our products and services, our financial condition or results of operations may be adversely affected. In addition, the intense competition in our industry could result in significant price competition that could have a material adverse effect on our results of operations and financial condition. Finally, competition among oilfield service and equipment providers is partly based on the provider’s reputation for safety and quality. Although we believe that our reputation for safety and quality service is good, there can be no assurance that we will be able to maintain this reputation and, thus our competitive position.

The volatility of the oil and natural gas industry may affect our ability to attract and retain the skilled workers on which our operations depend.
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

Our success depends on attracting and retaining key employees.
      We depend on attracting and retaining the services of key employees, including executive officers and directors. We have employment agreements with certain key employees that contain non-compete provisions. Despite these agreements, we may not be able to retain these key employees and may not be able to enforce the non-compete provisions in their employment agreements.

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

For example, during the third quarter of 2005, two major hurricanes affected the Gulf of Mexico, causing a suspension of oil and natural gas operations and significant damage to industry infrastructure. This continues to have a negative impact on our results of operations.
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

Compliance with environmental and other government regulations could adversely affect our business.
      Our business is significantly affected by foreign, federal, state and local laws and regulations relating to:

•	the oil and natural gas industry; and

•	worker safety and environmental protection.
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
      The technical requirements of the foreign, federal, state and local laws and regulations affecting our businesses are becoming increasingly complex and stringent. For instance, some environmental laws may provide for “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of the party. Sanctions for noncompliance with these laws and regulations may include:

•	revocation of permits;

•	issuance of corrective action orders;

•	assessment of administrative, civil or criminal penalties; and

•	issuance of injunctions restricting or prohibiting our operations.
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
      We may acquire other companies, assets and product lines that complement or expand our existing business. Each acquisition, however, involves a number of risks. These risks include:

•	the diversion of our management’s attention from our existing businesses to integrate the operations and personnel of the acquired business;

•	possible adverse effects on our operating results during the integration process; and

•	our possible inability to achieve the intended objectives of the combination.
      We may seek to finance an acquisition through borrowings under our credit facility or through the issuance of new debt or equity securities. If we should proceed with a relatively large cash acquisition, we could deplete a substantial portion of our financial resources to the possible detriment of our other operations. Any future acquisitions could also dilute the equity interests of our shareholders, require us to write off assets for accounting purposes or create other accounting issues.

Our international operations may experience interruptions due to political and economic risks.
      We operate our business and market our products and services in oil and natural gas producing areas outside the United States. We are, therefore, subject to the risks common in international operations and investments in foreign countries. These risks include:

•	nationalization and expropriation;

•	acts of terrorism, war and civil disturbances;

•	restrictive actions by local governments;

•	limitations on repatriation of earnings;

•	changes in foreign tax laws; and

•	changes in currency exchange rates and currency devaluations.
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
      Our credit facility contains restrictive covenants that limit the incurrence of debt by our company, require us to maintain certain financial ratios, including a leverage ratio and an interest coverage ratio, and a specified net worth. Our credit facility also limits the amount of capital expenditures we may make, limits the amount of debt we may incur outside the credit facility, limits the amount of future investments we may make, restricts our ability to pay dividends and restricts our ability to engage in certain business combination transactions. These restrictions may adversely affect our ability to conduct and expand our operations. For example, our business is capital intensive and requires specialized equipment. We may need to raise additional funds through public or private debt or equity financing to acquire new or additional equipment or for other purposes. Adequate funds may not be available when needed or may not be available on favorable terms. Even if adequate funds are available, our credit facility may restrict our ability to raise additional funds. If we are unable to raise capital, our financial condition and results of operations may be adversely affected.

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
      The market price of our common stock may be influenced by many factors, including:

•	variations in our quarterly or annual results of operations;

•	variations in oil and natural gas prices and production/ inventory levels;

•	drilling activity levels worldwide;

•	investor perceptions of us and other oilfield service companies, in general;

•	general economic conditions and industry competition; and

•	the liquidity of the market for our common stock.
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
Item 1B.     Unresolved Staff Comments.
      Not applicable.
Item 2.     Properties.
      Our principal executive offices are located at 10370 Richmond Avenue, Suite 990, Houston, Texas 77042 and our telephone number is (713) 974-9071. Our businesses are conducted out of sales offices and facilities located throughout North America and in select areas internationally. Set forth below is a chart describing the locations of these sales offices and facilities:

Business	Location

Drilling Related Products and Services
Logging-while-drilling/Measurement-while- drilling/Directional Drilling	Lafayette and New Orleans, Louisiana; Houston, Midland and Corpus Christi, Texas; Casper, Wyoming; Al Khobar, Saudi Arabia; Aberdeen, Scotland; Macae, Brazil; Dubai, United Arab Emirates; Doha, Qatar; Nisku and Calgary, Canada; Cairo, Egypt; Alkmarr, The Netherlands
Down-hole Drilling Motors	Lafayette, Louisiana; Elk City, Oklahoma; Houston, Texas; Nisku, Canada; Cairo, Egypt; Al Khobar, Saudi Arabia; Aberdeen, Scotland; Dubai, United Arab Emirates Lafayette and New Iberia, Louisiana; Denver, Colorado
Rental Tools	New Iberia, Louisiana; Houston, Dallas, Corpus Christi and Victoria, Texas
Drilling Fluids	Liberal, Kansas; Jennings, Lafayette, Minden and Venice, Louisiana; Carlsbad and Hobbs New Mexico; Antlers, Ardmore and Elk City, Oklahoma; Abilene, Brownsville, Canadian, Conroe, Edinburg, Galveston, Houston, Jacksboro, Justin, Kingsville, Lufkin, Midland, Navasota, Victoria and Zapata, Texas
Completion and Workover Related Products and Services
Cased-hole Wireline Logging, Perforating, Tubing Conveyed Perforating and Associated Rental Equipment	Lafayette, Lake Charles, New Iberia and Houma, Louisiana; Laurel, Mississippi; Artesia, New Mexico; Alice, Bridgeport, Corpus Christi, Edinburg, Iowa Colony, Midland, Odessa, Pearland, Sonora, Victoria, Snyder, and Tyler, Texas; Rock Springs, Wyoming
Polymers and Specialty Chemicals	Jennings and Venice, Louisiana; Carlsbad and Hobbs, New Mexico; Antlers, Ardmore and Elk City, Oklahoma; Abilene, Conroe, Edinburg, Houston, Jacksboro, Kingsville, Lufkin, Midland, Victoria and Zapata, Texas
Rental Tools	New Iberia, Louisiana; Corpus Christi and Victoria, Texas
Coiled Tubing	Broussard and New Orleans, Louisiana; Alice, Bridgeport, Houston and Angleton, Texas
      With the exception of certain of our Lafayette and Houma, Louisiana and our Alice, Angleton, Bridgeport, Corpus Christi, Snyder, and Tyler, Texas facilities, which are owned, all of these sales offices and facilities are leased pursuant to operating leases for various terms. Some of these sales offices and facilities are leased from employees, two of which are officers of the company, who were the former owners of the subsidiaries that operate out of such facilities. We believe that all of our leases are at competitive or market rates and do not anticipate any difficulty in renewing these leases or in leasing suitable alternative space upon expiration of our current lease terms.

Item 3.	Legal Proceedings.
      We are from time to time a party or otherwise subject to legal proceedings, claims, investigations and other proceedings in the ordinary course of our business. These matters typically involve tort, workers compensation, commercial and infringement and other intellectual property claims. Where appropriate, we make provision for a liability with respect to these claims in our financial statements in accordance with generally accepted accounting principles. These provisions are reviewed periodically and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our results of operations or financial position could be adversely affected by the outcome of one or more of these matters.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of our security holders during the fourth quarter of 2005.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for, Holders of and Dividends on Common Equity
      Our common stock is traded on the New York Stock Exchange under the symbol “WHQ”. The following table sets forth the high and low prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low

2004
First Quarter	$18.05	$14.25
Second Quarter	19.61	14.06
Third Quarter	20.99	17.51
Fourth Quarter	23.40	19.36
2005
First Quarter	26.83	19.95
Second Quarter	25.30	20.05
Third Quarter	33.84	24.28
Fourth Quarter	36.56	25.55
      As of February 17, 2006, there were 29,306,936 shares of our common stock outstanding, which were held by approximately 86 record holders.
      We have not declared or paid any cash dividends on our common stock since our initial public offering and do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Instead, we currently intend to retain our earnings, if any, to finance our business and for general corporate purposes. Furthermore, our credit facility restricts our ability to pay dividends. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 for a discussion of restrictions on our ability to pay dividends. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors considers relevant.

Equity Compensation Plans
      The table below provides information relating to our equity compensation plans as of December 31, 2005:

				Number of Securities
	Number of Securities		Weighted-Average	Remaining Available for
	to be Issued Upon		Exercise Price of	Future Issuance Under
	Exercise of		Outstanding	Compensation Plans
	Outstanding Options,		Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights		and Rights	Reflected in First Column)

Equity compensation plans approved by security holders	2,622,666	(1)	$18.88	754,946
Equity compensation plans not approved by security holders	620,000		$4.55	—

Total	3,242,666	(1)	$16.07	754,946

(1)	Includes 75,000 shares of restricted stock issued to our President and Chief Executive Officer. The forfeiture restrictions applicable to 25,000 of such shares lapsed in May 2005, and the remaining forfeiture restrictions are scheduled to lapse in 25,000 share increments in May 2006 and 2007, assuming the continued employment of our President and Chief Executive Officer. These restricted shares do not have an exercise price; they have, thus, been excluded in calculating the weighted average exercise price.
      On March 29, 1999, prior to our initial public offering, we granted to Kenneth T. White, Jr., our Chairman, President and Chief Executive Officer, an option to purchase 900,900 shares of our common stock at a purchase price of $4.55 per share. The issuance of this option was approved by the Board of Directors but was not submitted to our shareholders for their approval. This option, which is fully vested, is exercisable by Mr. White at any time until March 29, 2009 and is not transferable. Upon Mr. White’s death or disability, or the termination of his employment for any reason, this option will terminate and expire; although, Mr. White (or his estate or the person who acquires this option by will or the laws of descent or distribution or otherwise by the reason of Mr. White’s death) may exercise this option for a period of three months following any such event. As of December 31, 2005, 620,000 of these options have not been exercised.

Item 6.	Selected Financial Data.
      Our selected consolidated financial data set forth below is derived from our Consolidated Financial Statements and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. In particular, Note 3 to our Consolidated Financial Statements describes acquisitions consummated since January 1, 2004, which could affect the year to year comparability of the information presented below.
      The Consolidated Financial Statements for the year ended December 31, 2005 have been audited by Grant Thornton LLP. The Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 were audited by PricewaterhouseCoopers LLP. The Consolidated Financial Statements for the year 2001 were audited by Arthur Andersen LLP which has ceased operations.

	As of and for the Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statements of Operations Information:
Revenues:
Drilling	$409,155	$302,788	$242,085	$205,177	$253,068
Completion and workover	225,206	159,640	125,098	80,645	78,087

Total revenues	634,361	462,428	367,183	285,822	331,155
Cost of revenues	357,787	269,897	209,118	157,169	171,151
Selling, general and administrative expense	108,946	87,772	71,078	56,717	54,063
Warehouse fire related costs	3,690	—	—	—	—
Research and development expense	16,275	15,474	11,241	9,954	7,923
Depreciation and amortization	56,639	45,665	36,032	29,083	23,941

Income from operations	91,024	43,620	39,714	32,899	74,077
Interest expense and other expense, net(1)	10,777	11,023	8,168	6,715	7,606
Provision for income taxes	31,294	12,548	12,145	10,081	26,130

Income from continuing operations	48,953	20,049	19,401	16,103	40,341
Income (loss) from discontinued operations, net of tax	—	(2,126)	(140)	172	1,079

Net income	$48,953	$17,923	$19,261	$16,275	$41,420

Earnings (loss) per share:
Basic:
From continuing operations	$1.74	$0.73	$0.71	$0.61	$1.67
From discontinued operations	—	(0.08)	—	0.01	0.04

Total	$1.74	$0.65	$0.71	$0.62	$1.71

Diluted:
From continuing operations	$1.68	$0.71	$0.69	$0.58	$1.51
From discontinued operations	—	(0.07)	—	0.01	0.04

Total	$1.68	$0.64	$0.69	$0.59	$1.55

Number of shares used in computing earnings (loss) per share:
Basic	28,135	27,528	27,190	26,360	24,208

Diluted	29,086	28,201	27,942	27,371	26,652

Balance Sheet Information:
Total assets	$622,775	$548,611	$501,325	$441,062	$384,611
Total debt	$165,000	$180,805	$177,725	$147,305	$122,225

(1)	The 2004 amount includes the write-off of approximately $3.1 million ($1.9 million, after tax) of non-cash financing costs associated with our previous credit facility.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Set forth below is a description of the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2005, and our capital resources and liquidity as of December 31, 2005 and 2004. Our discussion begins with an overview of the significant factors that have recently affected our company, including a discussion of industry market trends and management’s perspectives regarding the opportunities and challenges we face during 2006 and beyond. Next, we analyze the results of our operations for the last three years. A summary follows of the critical accounting judgments and estimates that we have made which we believe are most important to an understanding of our Management’s Discussion and Analysis and our consolidated financial statements, as well as a discussion of recently issued accounting pronouncements. Finally, we review our cash flows and liquidity, capital resources and contractual commitments.
      The following discussion includes various forward-looking statements about the markets in which we operate, the demand for our products and services and our future results. These statements are based on certain assumptions that we believe are reasonable. For information about some of the risks that could cause actual results to differ from these forward looking statements, please refer to the section entitled “Item 1. Business — Factors That May Affect Future Results and Accuracy of Forward-Looking Statements.”
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K.
Overview of Our Products and Services
      We provide drilling related products and services and completion and workover related products and services to major and independent oil and natural gas companies, drilling contractors and other oilfield service companies. The majority of our revenues are generated from charging our customers day rates, based on the number of days our products and services are used. We also sell certain products used in the exploration for and production of oil and natural gas and receive revenues from our customers in connection with these sales. Our primary expenses are salaries for our personnel and the costs associated with expendable parts and supplies, research and development, repair and maintenance of equipment and costs of products sold as well as general operational costs. A detailed description of the products and services that we provide, the manner in which we market these products and services and the way in which we charge our customers for these products and services is contained under “Item 1. Business — Businesses.”
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
Drilling Related Products and Services
      Revenue from our drilling related products and services segment constituted approximately 64% of our total 2005 consolidated revenue. Approximately 83% of our drilling segment revenue for 2005 was generated in the United States, including the Gulf of Mexico. The remaining 17% was generated in various international locations.
      In July 2001, exploration and development activity levels in the United States peaked and subsequently began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738, which was comprised of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003 and continued through 2005. This increase, however, resulted entirely from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,032, 1,192 and 1,383 for 2003, 2004 and 2005, respectively. Of these figures, land rigs comprised 924, 1,095 and 1,290, respectively, and offshore rigs comprised 108, 97 and 93, respectively, for the same periods. The offshore rig count did improve modestly in the fourth quarter of 2004 and into early 2005, but has since retreated to activity levels not experienced since mid-1993. Whether this trend will continue beyond 2005 is unclear at this time. We do believe that the overall outlook for domestic natural gas exploration and development activity remains positive, as natural gas production has yet to respond to the higher level of natural gas prices and higher rig counts. This factor should keep upward pressure on natural gas prices.
      Despite the divergence between onshore and offshore activity levels, the recovery in exploration and development activity levels in the United States has positively impacted our revenue, cash flow and earnings generated in this market.
      Outside of the United States, the North Sea remains our largest drilling segment market. According to statistics published by Baker Hughes, the number of rotary rigs operating in the North Sea declined from an average of 67 in January 2002 to a low of 28 in February 2005, before recovering to an average of 46 in December 2005. We expect no significant change in activity levels in the North Sea in the near term.
      As the primary area of improvement in drilling activity in the United States has been onshore, the importance of improving our market share for land-based services became critical. In October 2002, in response to this developing trend, we made the strategic decision to enter the directional drilling business in North America. As a result of this decision and the growth in the United States land rig count, we have successfully leveraged our new directional drilling business to effect an increase in the utilization of our measurement-while-drilling tools and down-hole drilling motor fleet. The increased utilization of our measurement-while-drilling tools and down-hole drilling motor fleet has helped to offset the sluggish nature of United States offshore activity. However, our logging-while-drilling revenues from this market have outperformed the rig count numbers as a result of performing more jobs with a higher content of our services, improving prices and an increase in our share of this market.
      A key challenge that our drilling related products and services segment faces is the demand by our customers for more efficient and technologically advanced services and tools. We have invested substantial time and capital into developing and commercializing technologies that are of value to our customers and that enable us to compete effectively with the major integrated oilfield service companies. During the third quarter of 2004, we began to market our PathMaker® 12 1/4" 3-Dimensional Rotary Steerable technology. We expect commercialization of the 3-Dimensional Rotary Steerable technology to improve the utilization of our logging-while-drilling, measurement-while-drilling and directional drilling services, as our customers are increasingly requiring this type of technology as a prerequisite for a drilling project or contract. We are currently developing a PathMaker® 8 1/2" 3-Dimensional Rotary Steerable tool and are offering this tool on a limited commercial basis during the first quarter of 2006.
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
      For a discussion of other technologies we have under development, please read “Item 1. Business — Research and Development: Technology Initiatives.”
Completion and Workover Related Products and Services
      Our completion and workover related products and services segment provided approximately 36% of our total consolidated revenue for 2005. Revenues provided by this segment are almost entirely derived from the

United States and the Gulf of Mexico. While revenues from this segment are affected by the level of oil and natural gas prices, activity in this segment is only modestly affected by drilling activity (see the discussion under Drilling Related Products and Services above). As a result, our completion and workover segment has provided stability during prolonged downturns in drilling activity.
      We have increased our revenue capacity in this segment through capital spending in 2003, 2004 and 2005, which, when combined with our acquisitions and strategic land-based expansion efforts, has strengthened and further diversified the operations of the Company. Continued growth in this segment will be dependent upon, among other factors, industry activity levels, prices of oil and natural gas, our capital expenditure program and our ability to attract and retain qualified service personnel and field engineers required to operate the specialized equipment used in this business.
Geographic Expansion
      We are currently working to establish a larger presence in the Rocky Mountain region of the United States, an expansion that will require an initial capital investment of approximately $30.0 million (see Item 1. Business — Strategy).
Discontinued Operations
      In March 2004, we committed to the divestiture of our maintenance and safety related products and services segment. Accordingly, this segment has been included in our Selected Financial Data and our Consolidated Statements of Operations and Comprehensive Income for fiscal years ended on or before December 31, 2004 as discontinued operations. In April 2004, we completed the sale of Well Safe, Inc., one of the two companies that formerly comprised our maintenance and safety related products and services segment, for cash consideration of $28.0 million. Additionally, in December 2004, we sold Charles Holston, Inc., the remaining entity that formerly comprised this segment, for consideration of $2.0 million, consisting of $1.0 million in cash and a $1.0 million subordinated promissory note due December 31, 2009. We sold Well Safe and Charles Holston pursuant to customary stock purchase agreements in which we made customary representations and warranties, agreed to customary covenants and agreed to indemnify the buyers of these businesses for certain matters, subject to certain caps, limitations and deductibles. These sales resulted in a loss of $5.1 million for the year ended December 31, 2004.
Recent Development
      Adverse Weather Conditions. Our 2005 results of operations were negatively impacted by Hurricanes Katrina and Rita and the associated shut-in of drilling and production activity in the Gulf of Mexico and along the Gulf Coast. The adverse impact began during the third quarter of 2005 and has continued into the first quarter of 2006.
Results of Operations

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
      Revenues. Revenues increased by $172.0 million, or approximately 37%, to $634.4 million for the year ended December 31, 2005 from $462.4 million for the year ended December 31, 2004. This increase was primarily attributable to higher demand for certain of our products and services, combined with the benefit of increased revenue capacity from our capital expenditures.
      Revenues from our drilling related products and services increased by $106.4 million, or approximately 35%, to $409.2 million for the year ended December 31, 2005 from $302.8 million for the year ended December 31, 2004. We attribute the increase in revenues in this segment to:

•	a 16% increase in the average number of rotary rigs operating in the United States, resulting in an increase in demand for our products and services;

•	an increase in our Gulf of Mexico market share, resulting from higher utilization of our existing logging-while-drilling tools and commercialization of certain of our new technologies discussed earlier; and

•	revenue capacity increases from our capital expenditure program.
      Revenues from our completion and workover related products and services increased by $65.6 million, or approximately 41%, to $225.2 million for the year ended December 31, 2005 from $159.6 million for the year December 31, 2004. We attribute the increase in revenues in this segment to:

•	the benefits experienced from our onshore geographic expansion;

•	higher utilization of our tools and services as a result of the overall increase in activity levels; and

•	revenue capacity increases from our capital expenditure program.
      Cost of Revenues. Cost of revenues increased by $87.9 million, or approximately 33%, to $357.8 million for the year ended December 31, 2005 from $269.9 million for the year ended December 31, 2004. As a percentage of revenues, cost of revenues decreased to 56% for the year ended December 31, 2005 from 58% for the year ended December 31, 2004. The decrease in cost of revenues as a percentage of revenues was primarily due to improved pricing, improved utilization and a change in our revenue mix.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $21.1 million, or approximately 24%, to $108.9 million for the year ended December 31, 2005 from $87.8 million for the year ended December 31, 2004. The increase was primarily attributable to increased personnel costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses decreased to 17% for the year ended December 31, 2005 from 19% for the year ended December 31, 2004.
      Warehouse Fire Related Costs. On April 17, 2005, a Houston warehouse facility operated by one of our subsidiaries was destroyed by a fire. For the year ended December 31, 2005, we reported $3.7 million in costs associated with this fire, net of approximately $0.8 million in anticipated insurance reimbursements. This amount has been reflected in our Selected Financial Data and our Consolidated Statements of Operations and Comprehensive Income under the caption “Warehouse fire related costs” and in Footnote 13 “Operating Segments” as a reduction to operating income for the drilling segment for the year ended December 31, 2005.
      Research and Development Expenses. Research and development expenses increased by $0.8 million, or approximately 5%, to $16.3 million for the year ended December 31, 2005 from $15.5 million for the year ended December 31, 2004. This increase was the result of increased research and development spending on our PathFinder Energy Services technologies, including our PathMaker® 8 1/2″ 3-Dimensional Rotary Steerable tool, our Slim Density Neutron Stand-off Caliper tool and other research and development initiatives.
      Depreciation and Amortization. Depreciation and amortization increased by $10.9 million, or approximately 24%, to $56.6 million for the year ended December 31, 2005 from $45.7 million for the year ended December 31, 2004. This increase was largely the result of a larger depreciable asset base resulting from our capital expenditures.
      Interest and Other Expense. Interest and other expense for the year ended December 31, 2005 was $10.8 million, a decrease of $0.2 million, or approximately 2%, from $11.0 million for the year ended December 31, 2004. This decrease was primarily due to our write-off, during the second quarter of 2004, of $3.1 million in deferred financing costs associated with the retirement of our previous credit facility during June of 2004 and a larger amount of debt in 2004, partially offset by higher interest costs associated with rising interest rates and our recognition of approximately $0.5 million in net losses in 2005 as increases to interest expense resulting from net payments to the swap counterparties (discussed more fully under “Capital Resources”).
      Provision for income taxes. Our effective income tax rate for the year ended December 31, 2005 was 39.0% as compared to 38.5% for the year ended December 31, 2004. The increase in the 2005 effective rate compared to 2004 was due to several factors including, but not limited to, changes in valuation allowances in various jurisdictions, ongoing and settled audits in foreign jurisdictions, and fluctuations in income across taxing jurisdictions with different tax rates.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
      Revenues. Revenues increased by $95.2 million, or approximately 26%, to $462.4 million for the year ended December 31, 2004 from $367.2 million for the year ended December 31, 2003. This increase was attributable to increases in capacity driven by capital expenditures, higher demand for certain of our products and services, particularly drilling/completion fluids, land-based measurement-while-drilling and directional drilling services, cased-hole wireline and coiled tubing, as well as the revenue contributions of Hydracoil, Inc., Dutch, Inc. and Continental Directional Corp., which were acquired in the fourth quarter 2003.
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
      Research and Development Expense. Research and development expenses increased by $4.3 million, or approximately 38%, to $15.5 million for the year ended December 31, 2004 from $11.2 million for the year ended December 31, 2003. This increase was the result of increased research and development spending on our PathFinder Energy Services technologies, including our PathMaker® 12 1/4” 3-Dimensional Rotary Steerable tool, our Array Wave Resistivity tool and other research and development initiatives.
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

      Provision for income taxes. Our effective income tax rate for the years ended December 31, 2004 and 2003 was 38.5%.
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

Allowance for doubtful accounts
      We extend credit to customers and other parties in the normal course of business. We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding our customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. In the event we were to determine that a customer may not be able to make required payments, we would increase the allowance through a charge to income in the period in which that determination is made. See Note 2 to the Consolidated Financial Statements for further discussion.

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
      In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carry-forwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. See Note 9 to the Consolidated Financial Statements for further discussion.
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

Insurance reserves
      We are subject to legal proceedings and claims from time to time, the outcomes of which are subject to significant uncertainty. Although we maintain policies of insurance that cover claims asserted against our company, many of our policies provide for large deductibles. In addition, our insurance policies may not cover certain types of claims. We determine whether to disclose and accrue for loss contingencies based on the coverages we maintain and our assessment of whether the risk of loss is remote, reasonably possible, or probable. While we make these judgments with the advice of legal counsel and our insurers, these judgments are inherently subjective. As claims develop and additional information becomes available, adjustments to loss reserves may be required.

Impairment of long-lived assets
      Our long-lived assets are carried on our financial statements based on their cost less accumulated depreciation. However, accounting standards require us to write down assets or groups of assets if they become impaired. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is typically determined by an internally developed discounted projected cash flow analysis of the asset or asset group. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs.
      Typical indicators that an asset may be impaired include:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Market capitalization relative to net book value.
      If any of these or other indicators occur, we review the asset to determine whether there has been an impairment. Several of these indicators are beyond our control, and we cannot predict with any certainty whether or not they will occur. In addition, determination of future cash flows requires us to make judgments and estimates based upon the most recent market and operating data for the applicable asset at the time the estimate is made, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry.

Goodwill and intangible assets
      Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing or more frequently if indicators arise. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows but are also based on other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur. See Note 5 to the Consolidated Financial Statements for further discussion.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 regarding its interpretation of SFAS 123R. Under SFAS 123R and SAB 107, we must expense the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted SFAS 123R as of January 1, 2006 using the modified prospective method in which compensation cost is recognized based

(1) on the requirements of SFAS 123R for all share-based payments granted after January 1, 2006 and (2) on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. For the year ending December 31, 2006, we estimate that the cost relating to this pronouncement for unvested share-based payments granted prior to January 1, 2006 will be approximately $3.1 million, or $0.06 per share. Our Compensation Committee may award additional stock options during 2006 which would increase the amount of this expense.
Liquidity and Capital Resources
      Our primary uses for cash are working capital, capital expenditures, research and development expenditures, acquisitions, business expansions and principal and interest payments on indebtedness. Our primary sources of liquidity are cash reserves, cash generated by operations and amounts available to be drawn under our revolving credit facility. To the extent our cash requirements exceed our sources of liquidity, we will be required to fund our cash requirements through other means, such as through debt and equity financing activities or we will be required to curtail our expenditures.

Cash flow
      Working capital was $160.1 million as of December 31, 2005 and $121.6 million as of December 31, 2004. Net cash provided by operating activities was $72.7 million for the year ended December 31, 2005 and $41.2 million for the year ended December 31, 2004. The increase in working capital and cash flow from operating activities was principally attributable to higher operating levels across our business segments.
      Net cash used in investing activities was $68.5 million for the year ended December 31, 2005 and $70.7 million for the year ended December 31, 2004. Net cash used in investing activities was principally the result of capital expenditures, offset by lost-in-hole proceeds which represent funds we receive from a customer when one of our tools is involuntarily damaged or lost down-hole.
      Net cash used in financing activities was $3.9 million for the year ended December 31, 2005 and net cash provided by financing activities was $3.1 million for the year ended December 31, 2004. Changes in net cash related to financing activities were primarily the result of borrowings and repayments under our credit facility, which is described below, and proceeds from the exercise of stock options.
      For the year ended December 31, 2005, we made capital expenditures of $89.0 million, primarily for rental tool inventory, logging-while-drilling and measurement-while-drilling tools, wireline equipment and coil tubing units, including expenditures for the replacement of equipment lost-in-hole. In addition, we incurred $16.3 million in research and development expenditures for the year ended December 31, 2005.

Acquisitions
      During 2005, we consummated one acquisition in the completion and workover segment for total consideration of approximately $3.5 million, including cash of approximately $2.5 million and 31,422 shares of our common stock. See Note 3 to the Consolidated Financial Statements for additional information.

Capital resources
      We maintain a revolving credit facility with certain lenders to provide for our cash, liquidity and other borrowing needs. Our credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of December 31, 2005, we had an outstanding loan balance of $165.0 million and approximately $7.9 million in letters of credit issued under our credit facility, resulting in an available borrowing capacity on such date of approximately $202.1 million.
      Amounts borrowed under our credit facility bear interest, at our election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0% depending upon our leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0% depending upon our leverage ratio. As of December 31, 2005, we had elected to pay interest on our outstanding borrowings at LIBOR plus the then applicable margin of 1.25%.

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
      We entered into our credit facility in June 2004. We entered into a first amendment to our credit facility in May 2005 and a second amendment in February 2006. Financing costs associated with our original credit facility of approximately $1.6 million and financing costs associated with the first amendment of approximately $1.0 million will be ratably amortized to interest expense over the five year term of the credit facility. As a result of the approximate $160.0 million repayment of our previous credit facility in June 2004, we wrote off approximately $3.1 million in non-cash financing costs to interest expense during the second quarter of 2004. This amount represented financing costs that previously had been deferred.
      The descriptions of our credit facility, as amended by the first amendment and second amendment, are qualified in their entirety by reference to the original credit facility which is filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, the first amendment which is filed as Exhibit 10.8(a) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and the second amendment which is filed herewith as Exhibit 10.8(b).
      On May 18, 2005, we entered into interest rate swap agreements with a total notional amount of $150 million related to our credit facility. Under these agreements, we receive payments from the swap counterparties based on a floating rate equal to three-month LIBOR plus the applicable spread under our credit facility, and we make payments to such counterparties based on a fixed interest rate of 4.24% per annum plus the applicable spread under our credit facility.

Contractual obligations
      The following table aggregates information about our contractual cash obligations (in thousands) as of December 31, 2005:

	Payments Due by Period

					More than
Contractual Obligations	Total	0-1 Year	2-3 Years	4-5 Years	5 Years

Debt	$165,000	$—	$—	$165,000	$—
Operating leases	23,462	6,543	9,543	4,223	3,153
Purchase obligations(1)	56,394	55,194	1,200	—	—

Total	$244,856	$61,737	$10,743	$169,223	$3,153

(1)	Purchase obligations represent orders to purchase various equipment and inventory items that have not yet been delivered.

Future capital requirements
      We anticipate that acquisitions of complementary companies, assets and product lines will continue to play an important role in our business strategy. While there are currently no unannounced agreements or ongoing negotiations for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time. Likewise, we will continue to need to make capital expenditures for tools and equipment and to make research and development expenditures to maintain and improve the quality of our products and services. We currently estimate that we will make capital expenditures of approximately $150 million in 2006 and will make research and development expenditures of approximately $18 million in 2006.
      We believe that our internally generated cash flow, combined with access to our credit facility will be sufficient to meet the liquidity requirements necessary to fund our operating, capital expenditure, research and development and debt service requirements for at least the next 12 months. However, our ability to maintain our credit facility and the sufficiency of our internally generated cash flow can be impacted by economic conditions outside of our control.
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

Off balance sheet arrangements
      With the exception of operating leases on real property and automobile leases discussed in Note 8 of our consolidated financial statements, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
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
      Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Under these agreements, we receive interest at a floating rate equal to three-month LIBOR plus the applicable spread under our credit facility and pay interest at a fixed rate of 4.24% plus the applicable spread under our credit facility. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the interest rate we pay under our credit facility would have increased our interest expense by approximately $0.2 million for the year ended December 31, 2005.
      Foreign Currency Exchange Risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently do not hedge against foreign currency translation risks and we believe that foreign currency exchange risk is unlikely to be significant to our operations.
      Stock Price Volatility. Our ability to raise capital at a reasonable cost of capital is, in part, affected by the market price of our common stock. The market price of our common stock may be influenced by many factors including variations in our earnings, variations in oil and natural gas prices, the level of exploration, development and production activity of, and the corresponding capital spending by, our customers, investor perceptions of us and other oilfield service companies and the liquidity of the market for our common stock.

Item 8.	Financial Statements and Supplementary Data.
      Our consolidated financial statements, together with the notes thereto and our independent registered public accounting firm’s reports thereon appear on pages F-1 through F-25 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
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
      Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
      As of December 31, 2005, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management has determined that our internal control over financial reporting as of December 31, 2005 was effective.
      Our management’s assessment of the effectiveness of our internal control over external financial reporting in accordance with generally accepted accounting principles as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing elsewhere in this Annual Report on Form 10-K, which expresses unqualified opinions on our management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005.
      Other Matters. During the quarterly period ended December 31, 2005, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Item 9B.	Other Information.
      Not Applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Information required by this item is hereby incorporated by reference to the sections entitled “Information About Directors” and “Executive Officers of the Company” in our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2005.

Item 11.	Executive Compensation.
      Information required by this item is hereby incorporated by reference to the sections entitled “Director Compensation” and “Executive Compensation” of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Information required by this item is hereby incorporated by reference to the section entitled “Principal Shareholders” of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2005 and under the heading “Equity Compensation Plans” in Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions.
      Information required by this item is hereby incorporated by reference to the section entitled “Certain Relationships and Related Transactions” of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2005.

Item 14.	Principal Accountant Fees and Services.
      Information required by this item is hereby incorporated by reference to the section entitled “Audit Committee Report” of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2005.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      Our consolidated financial statements, together with the notes thereto and our independent accountants’ reports thereon appear on pages F-1 through F-25 of this Annual Report on Form 10-K. An index to such financial statements appears on page F-1, and such index is incorporated herein by reference. All schedules not filed herewith for which provision is made under SEC Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to our consolidated financial statements.
      The Exhibit Index, which index follows page F-25 of this report and is incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W-H Energy Services, Inc.

By:	/s/ Kenneth T. White, Jr.

Kenneth T. White, Jr.
Chairman, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 6th day of March, 2006.

Signature

/s/ Kenneth T. White, Jr. Kenneth T. White, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey L. Tepera Jeffrey L. Tepera	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Ernesto Bautista, III Ernesto Bautista, III	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ John R. Brock John R. Brock	Director

/s/ James D. Lightner James D. Lightner	Director

/s/ Christopher Mills Christopher Mills	Director

/s/ Milton L. Scott Milton L. Scott	Director

/s/ Robert H. Whilden, Jr. Robert H. Whilden, Jr.	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of W-H Energy Services, Inc.
      We have audited the accompanying consolidated balance sheet of W-H Energy Services, Inc. (a Texas corporation) and subsidiaries as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W-H Energy Services, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of W-H Energy Services, Inc. its and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2006, expressed an unqualified opinion that W-H Energy Services, Inc. and subsidiaries maintained effective internal control over financial reporting and on management’s assessment thereof.
GRANT THORNTON LLP
Houston, Texas
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
W-H Energy Services, Inc.
      We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that W-H Energy Services, Inc. (a Texas corporation) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of W-H Energy Services, Inc. and its subsidiaries is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that W-H Energy Services, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also in our opinion, W-H Energy Services, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of W-H Energy Services, Inc. and subsidiaries as of December 31, 2005, and the related statements of operations and comprehensive income, shareholders’ equity, and cash flows the year then ended, and our report dated March 3, 2006 expressed an unqualified opinion on those consolidated financial statements.
GRANT THORNTON LLP
Houston, Texas
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
W-H Energy Services, Inc.:
      In our opinion, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of W-H Energy Services, Inc. and its subsidiaries (the Company) at December 31, 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Houston, Texas
March 11, 2005

W-H ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,

	2005	2004

Current Assets:
Cash and cash equivalents	$9,914	$10,448
Accounts receivable, net of allowance of $5,243 and $3,890, respectively	152,348	111,728
Inventories	55,142	48,317
Deferred income taxes	5,625	5,601
Prepaid expenses and other	11,149	9,965

Total current assets	234,178	186,059
Property and equipment, net	257,286	235,317
Goodwill and other intangibles, net	119,502	117,801
Other assets, net	11,809	9,434

Total assets	$622,775	$548,611

Current Liabilities:
Accrued liabilities	$43,401	$34,926
Accounts payable	30,692	29,572

Total current liabilities	74,093	64,498
Long-term debt	165,000	180,805
Deferred income taxes	40,214	30,849
Other long-term obligations	4,518	3,864
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,826,087 and 27,803,130 shares issued and outstanding, respectively	3	3
Additional paid-in capital	235,392	214,846
Deferred stock compensation	(280)	(806)
Other comprehensive income	7,852	7,522
Retained earnings	95,983	47,030

Total shareholders’ equity	338,950	268,595

Total liabilities and shareholders’ equity	$622,775	$548,611

The accompanying notes are an integral part of these financial statements.

W-H ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	For the Years Ended December 31,

	2005	2004	2003

Revenues	$634,361	$462,428	$367,183
Costs and expenses:
Cost of revenues	357,787	269,897	209,118
Selling, general and administrative	108,946	87,772	71,078
Warehouse fire related costs	3,690	—	—
Research and development expenses	16,275	15,474	11,241
Depreciation and amortization	56,639	45,665	36,032

Total costs and expenses	543,337	418,808	327,469

Operating income	91,024	43,620	39,714
Other (income) expense:
Interest expense, net	10,498	11,117	8,092
Other (income) expense, net	279	(94)	76

Income before income taxes	80,247	32,597	31,546
Provision for income taxes	31,294	12,548	12,145

Income from continuing operations	48,953	20,049	19,401
Loss from discontinued operations, net of tax	—	(2,126)	(140)

Net income	$48,953	$17,923	$19,261

Comprehensive income:
Net income	$48,953	$17,923	$19,261
Interest rate swap valuations	2,030	—	—
Foreign currency translation adjustment	(1,700)	855	3,246

Comprehensive income	$49,283	$18,778	$22,507

Earnings (loss) per share:
Basic
From continuing operations	$1.74	$0.73	$0.71
From discontinued operations	—	(0.08)	—

Total	$1.74	$0.65	$0.71

Diluted
From continuing operations	$1.68	$0.71	$0.69
From discontinued operations	—	(0.07)	—

Total	$1.68	$0.64	$0.69

Number of shares used in calculation of earnings per share:
Basic	28,135,263	27,527,881	27,189,530
Diluted	29,085,582	28,201,222	27,942,202
The accompanying notes are an integral part of these financial statements.

W-H ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock
			Additional		Other
		Par	Paid-In	Deferred Stock	Comprehensive	Retained
	Shares	Value	Capital	Compensation	Income	Earnings	Total

Balance, December 31, 2002	27,016	$3	$208,646	$(387)	$3,421	$9,846	$221,529
Amortization of deferred stock compensation	—	—	—	387	—	—	387
Foreign currency translation adjustment	—	—	—	—	3,246	—	3,246
Issuance of common stock — warrant conversion	184	—	—	—	—	—	—
Issuance of common stock — severance agreement	3	—	61	—	—	—	61
Issuance of common stock — stock option exercises	88	—	512	—	—	—	512
Issuance of common stock — acquisitions	110	—	1,518	—	—	—	1,518
Tax benefit from employee stock option plan	—	—	946	—	—	—	946
Net income	—	—	—	—	—	19,261	19,261

Balance, December 31, 2003	27,401	3	211,683	—	6,667	29,107	247,460
Deferred stock compensation	75	—	1,318	(1,318)	—	—	—
Amortization of deferred stock compensation	—	—	—	512	—	—	512
Foreign currency translation adjustment	—	—	—	—	855	—	855
Issuance of common stock — stock option exercises	327	—	1,553	—	—	—	1,553
Tax benefit from employee stock option plan	—	—	292	—	—	—	292
Net income	—	—	—	—	—	17,923	17,923

Balance, December 31, 2004	27,803	3	214,846	(806)	7,522	47,030	268,595
Amortization of deferred stock compensation	—	—	—	526	—	—	526
Foreign currency translation adjustment	—	—	—	—	(1,700)	—	(1,700)
Interest rate swap valuations, net of tax of $1,092	—	—	—	—	2,030	—	2,030
Issuance of common stock — stock option exercises	992	—	12,991	—	—	—	12,991
Issuance of common stock — acquisitions	31	—	882				882
Tax benefit from employee stock option plan	—	—	6,673	—	—	—	6,673
Net income	—	—	—	—	—	48,953	48,953

Balance, December 31, 2005	28,826	$3	$235,392	$(280)	$7,852	$95,983	$338,950

The accompanying notes are an integral part of these financial statements.

W-H ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,

	2005	2004	2003

Cash Flows from Operating Activities:
Net income	$48,953	$17,923	$19,261
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization	56,639	45,665	36,032
Provision for doubtful accounts	2,103	1,889	66
Gain on the sale of assets	(12,158)	(8,715)	(7,660)
Deferred tax provision	8,045	6,579	6,122
Amortization of deferred stock compensation	526	512	387
Write-off of deferred financing costs	—	3,123	—
Amortization of deferred financing costs	488	842	1,134
Tax benefit from employee stock option plan	6,673	292	946
Change in operating assets and liabilities, excluding effects of acquisitions and discontinued operations —
Accounts receivable, net	(42,230)	(32,739)	(10,364)
Inventories	(6,572)	(10,950)	47
Prepaid expenses and other	(385)	(4,038)	(3,564)
Other assets, net	576	(2,130)	(973)
Accounts payable and accrued liabilities	10,028	22,987	(5,826)

Net cash provided by operating activities	72,686	41,240	35,608

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired of $ — , $272 and $1,205	(2,496)	(4,066)	(11,903)
Additions to property and equipment	(88,967)	(82,407)	(65,420)
Proceeds from sale of property and equipment	22,934	15,778	12,418

Net cash used in investing activities	(68,529)	(70,695)	(64,905)

Cash Flows from Financing Activities:
Proceeds from the issuance of debt	61,783	241,361	135,689
Payments on debt	(77,588)	(238,281)	(107,017)
Debt issuance costs	(1,089)	(1,572)	(1,939)
Proceeds from exercise of stock options	12,991	1,553	512

Net cash provided by (used in) financing activities	(3,903)	3,061	27,245

Effect of exchange rate changes on cash	(788)	(177)	2,660

Cash flow of discontinued operations (revised — Note 1):
Operating cash flows	—	(1,533)	5,204
Investing cash flows	—	26,674	(3,032)

Total	—	25,141	2,172

Net Increase (Decrease) in Cash and Cash Equivalents	(534)	(1,430)	2,780
Cash and Cash Equivalents, beginning of period	10,448	11,878	9,098

Cash and Cash Equivalents, end of period	$9,914	$10,448	$11,878

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$9,366	$7,120	$6,954

Income taxes paid during the period	$15,647	$8,411	$4,171

The accompanying notes are an integral part of these financial statements.

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Organization

Description of Company
      W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, “W-H”) is a diversified oilfield service company that provides products and services used in connection with the drilling and completion of oil and natural gas wells and the production of oil and natural gas there from. W-H has the following primary lines of business: (i) drilling related products and services, which include logging-while-drilling, measurement-while-drilling, directional drilling, down-hole drilling motors, rental tools and drilling fluids; and (ii) completion and workover related products and services, which include cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment, polymers and specialty chemicals, rental tools and coiled tubing.
      W-H’s business depends in large part on the conditions in the oil and natural gas industry and specifically on the amount of capital spending by its customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Changes in prices could have a material effect on W-H’s results of operations and financial condition, particularly with respect to its drilling related products and services segment. Demand for W-H’s drilling related products and services is directly affected by the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Demand for W-H’s completion and workover related products and services depends more on oil and natural gas production activity, which is less immediately affected by changes in oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond W-H’s control. Any prolonged reduction in oil and natural gas prices may depress the level of exploration, development and production activity. Lower levels of activity result in a corresponding decline in the demand for W-H’s drilling related products and services which could have a material adverse effect on its revenues and profitability. Other risk factors include, but are not limited to, risks associated with (1) W-H’s ability to develop and commercialize competitive tools and technologies, (2) explosions, spills, fires and other accidents, (3) the competitive nature of W-H’s business, (4) the cost and availability of insurance, (5) the ability to attract and retain skilled employees and managers and (6) weather conditions in offshore markets.

Discontinued Operations
      In March 2004, W-H committed to the divestiture of its maintenance and safety related products and services segment. Accordingly, this segment has been included in the Consolidated Statements of Operations and Comprehensive Income as discontinued operations. In April 2004, W-H completed the sale of Well Safe, Inc., one of the two companies that formerly comprised the maintenance and safety related products and services segment, for cash consideration of $28.0 million. In December 2004, W-H sold Charles Holston, Inc., the remaining entity that formerly comprised this segment, for consideration of $2.0 million, consisting of $1.0 million in cash and a $1.0 million subordinated promissory note due December 31, 2009. These sales resulted in a loss of $5.1 million for the year ended December 31, 2004. This loss is included as a component of discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Income. Summary financial results for this segment are as follows:

	2004	2003

Revenues	$16,007	$31,166
Loss before taxes	$(3,792)	$(228)
Tax benefit	(1,666)	(88)

Net loss	$(2,126)	$(140)

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      W-H sold Well Safe and Charles Holston pursuant to customary stock purchase agreements in which it made customary representations and warranties, agreed to customary covenants and agreed to indemnify the buyers of these businesses for certain matters, subject to certain caps, limitations and deductibles.
      In 2005, W-H has revised the 2004 and 2003 statement of cash flows to separately present the operating and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

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

Allowance for Doubtful Accounts
      W-H extends credit to customers and other parties in the normal course of business. W-H regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, W-H makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. In the event W-H was to determine that a customer may not be able to make required payments, W-H would increase the allowance through a charge to income in the period in which that determination is made.

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

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. The useful lives of the major classes of property and equipment are as follows:

Life in
Years

Rental equipment	2-10
Machinery and equipment	5-10
Automobiles and trucks	2-10
Office equipment, furniture and fixtures	3-7
Buildings and leasehold improvements	5-40

Realization of Long-Lived Assets
      W-H evaluates the recoverability of assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 2005, 2004 or 2003.

Goodwill and Other Intangibles
      Goodwill represents the excess of the aggregate price paid by W-H in acquisitions over the fair market value of the tangible and identifiable intangible net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives.
      Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually (or more frequently if indicators arise) for impairment. According to SFAS No. 142, companies are required to identify their reporting units and determine the aggregate carrying values and fair values of all such reporting units. If the carrying value of a reporting unit exceeds its relative fair value, SFAS No. 142 requires that a second impairment test be performed. This second step requires the comparison of the implied fair value of the reporting unit goodwill to its related carrying value, both of which must be measured by the company at the same point in time each year. W-H performed the required assessments in accordance with SFAS No. 142 for the years ended December 31, 2005, 2004 and 2003, which resulted in W-H recording no goodwill impairment expense.

Debt Issue Costs
      Other assets includes debt issue costs related to W-H’s revolving credit facility. W-H amortizes these costs as interest expense over the scheduled maturity period of the debt. As a result of the repayment of its prior credit facility in June 2004, W-H expensed approximately $3.1 million of the unamortized debt financing costs as interest expense during the year ended December 31, 2004. Financing costs associated with W-H’s current credit facility, as amended, totaled approximately $2.6 million, and are amortized ratably to interest expense over the remaining term of the credit facility. See Note 6 to the Consolidated Financial Statements for further discussion.

Revenue Recognition
      W-H provides rental equipment and services to its customers on a day/hourly rate basis and recognizes the related revenue on a per-day/hourly basis as the work progresses. W-H also sells products to customers

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and recognizes the related revenue as items are shipped from its facilities. Proceeds from customers for the cost of oilfield rental equipment that is involuntarily damaged or lost down-hole are reflected as revenues.

Cost of Revenues
      The primary components of cost of revenues are those salaries, expendable supplies, repairs and maintenance, costs of products sold and general operational costs that are directly associated with the services W-H performed for or products sold by W-H to its customers.

Research and Development
      Research and development costs primarily represent salaries of research personnel and their related expenditures. Such activities are expensed when incurred. For the years ended December 31, 2005, 2004 and 2003, research and development costs were $16.3 million, $15.5 million and $11.2 million, respectively.

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

Financial Instruments
      W-H considers the fair value of all financial instruments (primarily long-term debt) not to be materially different from their carrying values at the end of each fiscal year based on management’s estimate of W-H’s ability to borrow funds under terms and conditions similar to those of W-H’s existing debt.
      On May 18, 2005, W-H entered into interest rate swap agreements with a total notional amount of $150.0 million related to its credit facility. The interest rate swap agreements have been designated as and qualify as cash flow hedging instruments. The interest rate swap agreements are fully effective, and have resulted in no gain or loss due to ineffectiveness being recorded in net income in the Consolidated Statement of Operations and Comprehensive Income. W-H records the fair values of the interest rate swap agreements on its Consolidated Balance Sheet. See Note 7 to the Consolidated Financial Statements for more information.
      With the exception of the operating leases on real property and automobile leases discussed in Note 8 to the Consolidated Financial Statements, W-H has no off-balance sheet debt or other off-balance sheet financing arrangements.

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock-Based Compensation
      Through December 31, 2005, W-H accounted for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based employee costs are reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if W-H had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Year Ended December 31,

	2005	2004	2003

Net income, as reported	$48,953	$17,923	$19,261
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect	321	315	239
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,489)	(2,692)	(2,731)

Pro forma net income	$46,785	$15,546	$16,769

Earnings per share:
As reported:
Basic	$1.74	$0.65	$0.71
Diluted	$1.68	$0.64	$0.69
Pro forma:
Basic	$1.66	$0.56	$0.62
Diluted	$1.61	$0.55	$0.60
Weighted-average fair value per share of options granted	$11.85	$9.61	$9.81
      In calculating the amount of the deduction in the table above, the fair value of each option was estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used for the historical option grants in the years ended December 31, 2005, 2004 and 2003: risk-free interest rates between 3.9% and 4.6%; dividend rates of zero; expected lives between 5.6 years and 6.7 years; and expected volatilities between 49.6% and 50.7%.
      In December 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 regarding its interpretation of SFAS 123R. Under SFAS 123R and SAB 107, W-H must expense the grant-date fair value of stock options and other equity-based compensation issued to employees. W-H adopted SFAS 123R as of January 1, 2006 using the modified prospective method in which compensation cost is recognized based (1) on the requirements of SFAS 123R for all share-based payments granted after January 1, 2006 and (2) on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. For the year ending December 31, 2006, W-H estimates that the cost relating to this pronouncement for unvested share-based payments granted prior to January 1, 2006 will be approximately $3.1 million, or $0.06 per share. W-H’s Compensation Committee may award additional stock options during 2006 which would increase the amount of this expense.

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translations
      The operations of foreign locations were translated into U.S. dollars based on the current exchange rates at the respective balance sheet dates and the weighted-average rates during each year for the statements of operations and comprehensive income. For the years ended December 31, 2005, 2004 and 2003, the translation adjustments were a loss of $1.7 million and gains of $0.9 million and $3.2 million, respectively, and are reflected as foreign currency translation adjustments in the consolidated statements of operations and comprehensive income.

Earnings per Share
      Basic earnings per share excludes dilution and is computed by dividing income from continuing/discontinued operations available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed considering the dilutive effect of stock options and restricted shares. For the years ended December 31, 2005, 2004 and 2003, shares resulting from the assumed exercise of outstanding options and the existence of outstanding restricted shares of 950,319, 673,341 and 752,672, respectively, were added to the denominator because the inclusion of such shares would be dilutive. For the years ended December 31, 2005, 2004 and 2003, additional shares resulting from the assumed exercise of outstanding options and the existence of outstanding restricted shares of 2,382, 1,404,661 and 1,495,925, respectively, were excluded from the computation of diluted earnings per share, because the inclusion of such shares would be anti-dilutive.

Recent Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, rather than the use of the cumulative effect of a change in accounting principle, unless impracticable. If impracticable to determine the impact on prior periods, then the new accounting principle should be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment to equity, unless impracticable for all periods presented, in which case prospective treatment should be applied. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as those required by the issuance of new accounting pronouncements if no specific transition guidance is provided. SFAS No. 154 does not change the previously issued guidance for reporting a change in accounting estimate or correction of an error. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. W-H does not expect this policy to have a material impact on its financial position, results of operations or cash flows.

3.	Acquisitions
      During 2005, W-H acquired Madden Systems, Inc. (“Madden”). W-H believes the acquisition of Madden brings technological advantages to those of its operating subsidiaries that offer wireline logging services. Total consideration for this acquisition of $3.5 million included $2.5 million in cash and 31,422 shares of W-H common stock, 10,998 shares of which are being held in escrow for a period of two years against prospective indemnity claims available to W-H, if necessary, under the purchase agreement. W-H recognized intangible assets of approximately $2.6 million, including trade secret technology of $2.1 million and goodwill of approximately $0.5 million.
      During 2004, W-H consummated two acquisitions in the cased-hole wireline business of its completion and workover segment for total consideration of approximately $4.0 million, resulting in goodwill of approximately $1.3 million.

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Unaudited proforma consolidated financial information for these acquisitions have not been included as the results were not material to current operations.

4.	Detail of Certain Balance Sheet Accounts
      Activity in W-H’s allowance for doubtful accounts consists of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

Balance, beginning of year	$3,890	$4,465	$5,658
Deductions for uncollectible receivables written off	(750)	(2,464)	(1,259)
Additions charged to expense	2,103	1,889	66

Balance, end of year	$5,243	$3,890	$4,465

      The components of inventories are as follows (in thousands):

	December 31,

	2005	2004

Finished goods	$49,248	$43,380
Work-in-process	3,658	3,646
Raw materials and supplies	8,506	7,152
Inventory reserve	(6,270)	(5,861)

Inventories	$55,142	$48,317

      Net property and equipment consists of the following (in thousands):

	December 31,

	2005	2004

Rental equipment	$339,673	$295,274
Machinery and equipment	50,294	41,958
Automobiles and trucks	23,023	20,084
Office equipment, furniture and fixtures	7,675	7,114
Building and leasehold improvements	25,862	19,038

Total	446,527	383,468
Less — accumulated depreciation	(189,241)	(148,151)

Property and equipment, net	$257,286	$235,317

      Depreciation expense charged to operations totaled approximately $55.4 million, $44.5 million and $35.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Goodwill and other intangibles consist of the following (in thousands):

	December 31,
			Life in
	2005	2004	Years

Goodwill	$113,569	$112,784	—
License agreements	6,476	6,633	12-17
Non-compete agreements	3,286	3,183	2-5
Trade secret technology	2,100	—	—

Total	125,431	122,600
Less — accumulated amortization	(5,929)	(4,799)

Goodwill and other intangibles, net	$119,502	$117,801

      Amortization expense charged to operations totaled approximately $1.2 million, $1.2 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      Estimated aggregate amortization of intangible assets (in thousands) for the next 5 years is as follows:

	2006	2007	2008	2009	2010

Amortization	$1,083	$981	$834	$340	$252
      Accrued liabilities consist of the following (in thousands):

	December 31,

	2005	2004

Accrued compensation and benefits	$16,526	$12,800
Accrued maintenance	4,335	2,595
Accrued taxes	4,654	6,119
Accrued insurance	2,153	1,491
Accrued professional fees	1,782	1,784
Accrued liabilities associated with discontinued operations	1,551	3,105
Other accrued liabilities	12,400	7,032

Accrued liabilities	$43,401	$34,926

5.	Goodwill:
      The changes in the carrying amount of goodwill for each of W-H’s reportable business segments for the years ended December 31, 2004 and 2005 were as follows (in thousands):

	Drilling	Completion	Total

Balances as of January 1, 2004	$38,501	$72,953	$111,454
Goodwill acquired during the period	193	1,252	1,445
Goodwill adjusted for prior year acquisitions	(220)	105	(115)

Balances as of December 31, 2004	38,474	74,310	112,784
Goodwill acquired during the period	—	542	542
Goodwill adjusted for prior year acquisitions	111	132	243

Balances as of December 31, 2005	$38,585	$74,984	$113,569

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Credit Facility:
      W-H maintains a revolving credit facility with certain lenders to provide for its cash, liquidity and other borrowing needs. The credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of December 31, 2005, W-H had an outstanding loan balance of $165.0 million and approximately $7.9 million in letters of credit issued under its credit facility, resulting in an available borrowing capacity on such date of approximately $202.1 million.
      Amounts borrowed under the credit facility bear interest, at W-H’s election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0%, depending upon W-H’s leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0%, depending upon W-H’s leverage ratio. As of December 31, 2005, borrowings under the credit facility bore interest at LIBOR plus the then applicable margin of 1.25%.
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
      W-H entered into its credit facility in June 2004. W-H entered into a first amendment to its credit facility in May 2005 and a second amendment in February 2006. Financing costs associated with W-H’s original credit facility of approximately $1.6 million and financing costs associated with the first amendment of approximately $1.0 million will be ratably amortized to interest expense over the five year term of the credit facility. As a result of the repayment of W-H’s previous credit facility, W-H wrote off approximately $3.1 million in non-cash financing costs to interest expense during 2004. This amount represented financing costs that previously had been deferred.

7.	Interest Rate Swap Agreements
      On May 18, 2005, W-H entered into interest rate swap agreements with a total notional amount of $150.0 million related to its credit facility. Under these agreements, W-H receives interest at a floating rate equal to three month LIBOR plus the applicable spread under its credit facility and pays interest at a fixed rate of 4.24% plus the applicable spread under its credit facility. The interest rate swap agreements have been designated as and qualify as cash flow hedging instruments. The interest rate swap agreements are fully effective, and have resulted in no gain or loss due to ineffectiveness being recorded in net income in the Consolidated Statement of Operations and Comprehensive Income. W-H recognized net losses of approximately $0.5 million in 2005 as increases to interest expense resulting from net payments to the swap counterparties. W-H has recorded the fair value of the interest rate swap agreements on its Consolidated Balance Sheet, which was in aggregate a $3.1 million asset at December 31, 2005, based on the fair value of the instruments. As of December 31, 2005, W-H anticipates that approximately $0.7 million of this asset will be recognized as gains resulting in reductions to interest expense during 2006.

8.	Commitments and Contingencies

Operating Leases
      W-H leases certain real property and automobiles under operating leases that expire at various dates through 2014. Additionally, W-H rents various equipment under short-term, cancelable arrangements. Rental expense under operating leases and short-term rentals was approximately $25.5 million, $21.4 million and

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$20.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For the Year Ended December 31,

2006	$6,543
2007	5,133
2008	4,410
2009	2,590
2010	1,633
Thereafter	3,153

Total	$23,462

Employment Agreements
      W-H has entered into employment agreements with its corporate officers. Under these agreements, each officer receives a set base salary, subject to adjustment, an annual discretionary bonus based on specific objectives to be determined by the compensation committee, an automobile or automobile allowance and certain fringe benefits as may be available to such executive officers. The agreements are for original terms of two to three years, with certain automatic renewal provisions and contain non-competition agreements. The agreements also contain a termination clause, which requires a two-year payment (2.5 years in the case of W-H’s Chief Executive Officer) based on the officer’s salary and historical bonus amounts received, in the event of termination without cause or certain change of control events.
      W-H also has employment agreements with certain non-corporate officers. The agreements are for original terms of two to three years and provide for severance pay in the event of involuntary termination.

Litigation
      W-H is from time to time a party or otherwise subject to legal proceedings, claims, investigations and other proceedings in the ordinary course of its business. These matters typically involve tort, workers compensation, commercial and infringement and other intellectual property claims. Where appropriate, W-H makes provision for a liability with respect to these claims in its financial statements in accordance with generally accepted accounting principles. These provisions are reviewed periodically and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and events pertaining to a particular case. Litigation is inherently unpredictable. W-H believes that it has valid defenses with respect to the legal matters pending against it. It is possible, nevertheless, that W-H’s results of operations or financial position could be adversely affected by the outcome of one or more of these matters.

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes
      The components of W-H’s income tax provision are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Current
U.S. federal and state income taxes	$26,000	$2,296	$975
Foreign	2,004	2,940	2,335

Total current	28,004	5,236	3,310

Deferred
U.S. federal and state income taxes	4,446	9,106	8,468
Foreign	(1,156)	(1,794)	367

Total deferred	3,290	7,312	8,835

Total provision	$31,294	$12,548	$12,145

      The United States and foreign components of income before income taxes are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

United States	$77,935	$34,285	$27,037
Foreign	2,312	(1,688)	4,509

Total	$80,247	$32,597	$31,546

      The total provision for income taxes differs from an amount computed at the statutory rate as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Federal income tax at statutory rates	$28,086	$11,410	$11,041
State income taxes, net of federal benefit	2,702	1,029	958
Other	(70)	17	142
Foreign income taxes, net of credits	(410)	1,161	1,124
Nondeductible items	1,233	983	129
Increase/(decrease) in valuation allowance	334	(2,038)	185
Credits	(581)	(14)	(1,434)

Total provision	$31,294	$12,548	$12,145

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets —
Net operating loss carry-forwards	$2,759	$2,642
Accruals not currently deductible for tax purposes	5,452	4,656
Write-off of bad debts	1,348	789
Inventory costs capitalized for tax purposes	565	329
Credit carry forwards	4,320	422
Other	753	1,230

Total gross deferred tax assets	15,197	10,068
Less — valuation allowance	(1,872)	(1,538)

Net deferred tax assets	13,325	8,530

Deferred tax liabilities —
Tax depreciation in excess of book depreciation	(31,729)	(21,911)
Tax amortization in excess of book amortization	(12,545)	(9,916)
Other	(3,640)	(1,951)

Total gross deferred tax liabilities	(47,914)	(33,778)

Net deferred tax liabilities	$(34,589)	$(25,248)

      Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $0.8 million of undistributed earnings and profits of the company’s foreign subsidiaries. W-H considers such earnings to be permanently reinvested outside the United States. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.
      As of December 31, 2005, W-H had deferred tax assets of $7.0 million relating to $4.3 million of credit carry-forwards, $31.5 million of state net operating loss (“NOL”) carry-forwards and $7.9 million of foreign NOL carry-forwards. Foreign losses related to the Netherlands do not expire; however, our Norwegian NOL carry-forwards expire in 2013 through 2015. State NOL carry-forwards expire beginning in 2006 until 2020. The NOL and credit carry-forwards can be used to reduce W-H’s federal, state and foreign income taxes payable in future years. W-H’s ability to realize the entire benefit of its deferred tax assets requires that W-H achieve certain future earnings levels prior to the expiration of its NOL carry-forwards.
      Valuation allowances have been established for uncertainties in realizing the benefit of tax loss and credit carry-forwards. While W-H expects to realize the net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation. W-H could be required to record an additional valuation allowance against certain or all of its remaining deferred tax assets if market conditions deteriorate or future earnings are below current estimates. As of December 31, 2005, approximately $0.2 million of the valuation allowance relates to state NOL carry-forwards and $1.7 million relates to foreign NOL and credit carry-forwards. The valuation allowance increased approximately $0.3 million in 2005, decreased approximately $2.0 million in 2004, and increased $1.2 million in 2003. The $2.0 million decrease in 2004 was primarily due to release of the valuation allowance on the federal NOL and foreign tax credits. The increases in 2005 and 2003 relate to amounts provided on current foreign and state losses in jurisdictions where management does not believe W-H will be able to utilize the losses in future periods.

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      W-H recognizes liabilities for anticipated tax issues based on its estimate of whether, and the extent to which, additional taxes will be due. These liabilities are adjusted accordingly as information on the associated tax issues becomes available. As of December 31, 2005 and 2004, amounts reserved for such contingencies were $5.2 million and $7.2 million, respectively.

10.	Related-Party Transactions

Lease Agreements
      One of W-H’s subsidiaries leases its facilities from a W-H officer. For each of the years ended December 31, 2005, 2004 and 2003, W-H paid the officer $108,000 for such annual lease costs.
      An additional W-H subsidiary leases its facilities from a company that is partially owned by a W-H officer. For the years ended December 31, 2005, 2004 and 2003, W-H paid the company approximately $312,000, $90,000, and $90,000, respectively for such annual lease costs.

Transactions with Penny-Farthing Press, Inc.
      W-H’s Chairman, President and Chief Executive Officer is the owner of Penny-Farthing Press Inc. (“PFP”), a publishing company, which occasionally performs services for W-H and several of its subsidiaries. In 2005, 2004 and 2003, W-H did not make any payments to PFP for services. During the same periods, PFP made payments to W-H of approximately $42,000, $38,000 and $38,000, respectively, primarily for rental of office space.

11.	Shareholders’ Equity

Stock Options
      In May 2004, W-H’s shareholders approved an amendment to W-H’s stock option plan (the “1997 Option Plan”) to increase the number of authorized shares to 4,900,000 to be issued under the 1997 Option Plan. Each option granted under the 1997 Option Plan contains such terms and conditions as may be approved by the compensation committee (the “Committee”). The options currently outstanding under the 1997 Option Plan vest ratably over a four-year period, commencing on the grant date, in 25% increments after each year of service has been completed and will expire ten years from the date the options were granted. The terms of such options also provide that if an optionee’s employment terminates for any reason, the option may be exercised during the three month period following such termination, but only to the extent vested at the time of such termination. As of December 31, 2005, 2,547,666 options were outstanding under this plan.
      Additionally, on March 29, 1999, W-H issued 900,900 options to its chief executive officer under a separate non-statutory option plan. These options have a 10-year term and an exercise price of $4.55 per share. As of December 31, 2005, the remaining unexercised options to purchase 620,000 shares of common stock were vested.

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of W-H’s stock option activity for the three years ended December 31, 2005 is as follows:

		Weighted
		Average
	Number of	Price Per
	Options	Share

Outstanding December 31, 2002	3,256,824	$12.21
Granted	492,500	18.55
Exercised	(88,505)	5.78
Expired/canceled	(27,361)	16.45

Outstanding December 31, 2003	3,633,458	13.20

Granted	561,500	18.10
Exercised	(328,752)	4.69
Expired/canceled	(121,014)	20.76

Outstanding December 31, 2004	3,745,192	14.43

Granted	503,500	23.27
Exercised	(990,045)	13.09
Expired/canceled	(90,981)	20.77

Outstanding December 31, 2005	3,167,666	16.07

Exercisable at December 31, 2005	1,994,916	13.56

      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

	Outstanding	Weighted Average		Exercisable
	as of	Remaining		as of
	December 31,	Contractual Life	Weighted Average	December 31,	Weighted Average
Range of Exercise Prices	2005	(in Years)	Exercise Price	2005	Exercise Price

$ 2.21- 5.30	837,141	3.2	$4.51	837,141	$4.51
15.28-21.75	1,311,925	7.2	17.98	636,050	17.78
22.88-31.39	1,018,600	7.4	23.11	521,725	22.94

2.21-31.39	3,167,666	6.2	16.07	1,994,916	13.56

Restricted Common Stock
      On May 12, 2004, W-H’s shareholders approved the grant of 75,000 shares of restricted common stock to W-H’s Chairman, President and Chief Executive Officer. Deferred stock compensation of approximately $1.3 million generated by this issuance has been recorded in shareholders’ equity and is being amortized to compensation expense under the provisions of FASB issued Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — interpretation of APB Opinions No. 15 and 25.” During each of the years ended December 31, 2005 and 2004, W-H recognized $0.5 million in compensation expense relating to this restricted stock issuance.

12.	401(k) Plan
      W-H maintains a 401(k) plan that enables employees to defer up to specified percentages of their annual compensation and contribute such amount to the plan. W-H may contribute a matching amount for each participant equal to a discretionary percentage determined annually by W-H. W-H may also contribute

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
additional amounts at its sole discretion. W-H matching contributions were approximately $2.7 million, $2.2 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

13.	Operating Segments
      Management has elected to aggregate its business unit segments based on the differences in each segment’s customers, the products and services offered and other economic characteristics. Based on these requirements, management has identified the following reportable segments: (i) drilling related products and services and (ii) completion and workover related products and services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

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

Completion and Workover Related Products and Services
      The completion and workover related products and services segment provides products and services primarily to customers onshore in the Gulf Coast region and offshore in the Gulf of Mexico. These products and services include: (i) cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment; (ii) polymers and specialty chemicals; (iii) rental tools and (iv) coiled tubing.

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary Information
      W-H recognizes revenues, cost of revenues, selling, general and administrative expense, research and development expense and depreciation and amortization expense by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H’s reportable segments is contained in the following tables (in thousands):
      As of and for the year ended December 31, 2005:

	Drilling	Completion	Corporate	Total

Revenues	$409,155	$225,206	$—	$634,361
Operating Income	51,081	51,761	(11,818)	91,024
Depreciation & Amortization	36,136	20,253	250	56,639
Total assets	369,930	228,169	24,676	622,775
Capital expenditures	54,710	34,154	103	88,967
      As of and for the year ended December 31, 2004:

	Drilling	Completion	Corporate	Total

Revenues	$302,788	$159,640	$—	$462,428
Operating Income	22,651	30,997	(10,028)	43,620
Depreciation & Amortization	29,380	16,011	274	45,665
Total assets	333,518	199,119	15,974	548,611
Capital expenditures	55,166	27,036	205	82,407
      As of and for the year ended December 31, 2003:

	Drilling	Completion	Corporate	Total

Revenues	$242,085	$125,098	$—	$367,183
Operating Income	26,881	22,546	(9,713)	39,714
Depreciation & Amortization	23,237	12,476	319	36,032
Total assets, net of assets held for sale	273,354	188,553	8,831	470,738
Capital expenditures	41,780	23,504	136	65,420
      W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Revenues:
United States	$563,304	$410,706	$305,702
North Sea	34,331	24,513	36,390
Other	36,726	27,209	25,091

Total	$634,361	$462,428	$367,183

W-H ENERGY SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,

	2005	2004	2003

Operating Income:
United States	$85,857	$44,741	$34,130
North Sea	2,209	(4,644)	2,309
Other	2,958	3,523	3,275

Total	$91,024	$43,620	$39,714

	As of December 31,

	2005	2004

Long-Lived Assets:
United States	$369,782	$336,740
North Sea	9,498	15,494
Other	9,317	10,318

Total	$388,597	$362,552

14.	Interim Financial Information (Unaudited)
      The following is a summary of consolidated interim information for the years ended December 31, 2005 and 2004 (amounts in thousands, except per share data):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,

2005
Revenues	$142,423	$157,294	$161,343	$173,301
Operating income	17,028	19,759	24,253	29,984
Net income	8,683	11,247	12,822	16,201
Earnings per common share:
Basic	0.31	0.40	0.45	0.57
Diluted	0.30	0.39	0.44	0.55

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,

2004
Revenues	$107,544	$108,434	$115,453	$130,997
Operating income	9,331	10,217	9,965	14,107
Net income	4,967	1,595	5,255	6,106
Earnings per common share:
Basic	0.18	0.06	0.19	0.22
Diluted	0.18	0.06	0.19	0.21

EXHIBIT INDEX

Exhibit
Number			Description

3.1		—	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement No. 333-43411 on Form S-1)
3.2		—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-43411 on Form S-1)
3.3		—	Statement of Designations of Series A Junior Participating Preferred Stock of the Company (included as Exhibit A to the Rights Agreement (Exhibit 4.2 hereto)) setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share
4.1		—	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the SEC on July 28, 2003)
4.2		—	Rights Agreement, dated as of May 31, 2002, between the Company and Computershare Trust Company, Inc., as Rights Agent (incorporated by reference to Exhibit 4.2 of to the Company’s Registration Statement on Form 8-A filed with the SEC on July 28, 2003)
9.1		—	Amended and Restated Stockholders Agreement, dated March 26, 1999 (incorporated by reference to Exhibit 9.1 of the Company’s Registration Statement No. 333-43411 on Form S-1)
10.1		—	Employment Agreement of Kenneth T. White, Jr., dated October 30, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)
10.2		—	Employment Agreement of Jeffrey L. Tepera, effective January 1, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
10.3		—	Employment Agreement of William J. Thomas III, effective January 1, 2004 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004)
10.4		—	W-H Energy Services, Inc. 1997 Stock Option Plan as restated, effective as of May 12, 2004 (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A, filed April 6, 2004)
10.5		—	Non-Statutory Stock Option Agreement for Kenneth T. White, Jr., dated March 29, 1999 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement No. 333-43411 on Form S-1)
10.6		—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement No. 333-43411 on Form S-1)
10.7		—	Amended and Restated TJC Transaction Advisory Agreement with TJC Management Corp., dated March 26, 1999 (incorporated by Reference to Exhibit 10.11 of the Company’s Registration Statement No. 333-43411 on Form S-1)
10.8		—	Credit Agreement, dated as of June 30, 2004, among the Company, Various Financial Institutions, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)
10	.8(a)	—	First amendment to Credit Agreement dated as of May 5, 2005 among the Company; Wells Fargo Bank, National Association, as Administrative Agent, Co-Lead Arranger and Sole Book Running Manager; JP Morgan Chase Bank, N.A., as Co-Lead Arranger and Co-Syndication Agent; Comerica Bank, as Co- Syndication Agent; The Bank of Nova Scotia, as Co-Documentation Agent; Wachovia Bank, N.A., as Co-Documentation Agent; Citibank Texas, N.A., as Managing Agent; and various other financial institutions parties thereto. (incorporated by reference to Exhibit 10.8(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005)
Exhibit Index

Exhibit
Number			Description

10	.8(b)	—	Second amendment to Credit Agreement dated as of February 3, 2006 among the Company; Wells Fargo Bank, National Association, as Administrative Agent, Co-Lead Arranger and Sole Book Running Manager; JP Morgan Chase Bank, N.A., as Co-Lead Arranger and Co-Syndication Agent; Comerica Bank, as Co-Syndication Agent; The Bank of Nova Scotia, as Co-Documentation Agent; Wachovia Bank, N.A., as Co-Documentation Agent; Citibank Texas, N.A., as Managing Agent; and various other financial institutions parties thereto*
10.9		—	Employment Agreement of Glen J. Ritter, effective April 14, 2005. (incorporated by reference to Exhibit 10.8(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005)
10.10		—	Employment Agreement of Ernesto Bautista, III, effective January 1, 2004 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
10.11		—	Employment Agreement of Stuart J. Ford, effective January 1, 2004 (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004)
10.12		—	Restricted Stock Agreement between the Company and Kenneth T. White, Jr. dated as of May 12, 2004 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)
10.13		—	Summary of 2006 Base Salary and 2005 Bonus Determinations for Named Executive Officers*
10.14		—	Summary of Director Compensation Policy*
21.1		—	List of Significant Subsidiaries of the Company*
23.1		—	Consent of Grant Thornton LLP*
23.2		—	Consent of PricewaterhouseCoopers LLP*
31.1		—	Certification of Chief Executive Officer of W-H Energy Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		—	Certification of Chief Financial Officer of W-H Energy Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		—	Certification of Chief Executive Officer of W-H Energy Services, Inc. pursuant to 18 U.S.C. Section 1350*
32.2		—	Certification of Chief Financial Officer of W-H Energy Services, Inc. pursuant to 18 U.S.C. Section 1350*

*	filed herewith
Exhibit Index