Form 10-Q
period 2006-03-31
W-H ENERGY SERVICES INC
filed 2006-05-05
CIK 1051034

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

     As of May 1, 2006 there were outstanding 29,457,261 shares of common stock, par value $0.0001 per share, of the registrant.

================================================================================

                            W-H ENERGY SERVICES, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.............................................     3
           Consolidated Balance Sheets (unaudited) -- March 31, 2006
              and December 31, 2005......................................     3
           Consolidated Statements of Operations and Comprehensive
              Income (unaudited) -- Three months ended March 31, 2006
              and 2005...................................................     4
           Consolidated Statements of Cash Flows (unaudited) -- Three
              months ended March 31, 2006 and 2005.......................     5
           Notes to Consolidated Financial Statements (unaudited)........     6
Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    11
Item 3. Quantitative and Qualitative Disclosures About Market Risk.......    16
Item 4. Controls and Procedures..........................................    16

                                     PART II
                               OTHER INFORMATION

Item 6. Exhibits.........................................................    17
Signatures...............................................................    18

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            W-H ENERGY SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            MARCH 31,   DECEMBER 31,
                                                               2006         2005
                                                            ---------   ------------
Current Assets:
   Cash and cash equivalents ............................   $ 10,875      $  9,914
   Accounts receivable, net of allowance of $5,191 and
      $5,243, respectively ..............................    168,923       152,348
   Inventories ..........................................     61,687        55,142
   Deferred income taxes ................................      6,699         5,625
   Prepaid expenses and other ...........................     10,135        11,149
                                                            --------      --------
      Total current assets ..............................    258,319       234,178
Property and equipment, net .............................    273,786       257,286
Goodwill, net ...........................................    113,561       113,569
Other assets, net .......................................     19,071        17,742
                                                            --------      --------
         Total assets ...................................   $664,737      $622,775
                                                            ========      ========
Current Liabilities:
   Accrued liabilities ..................................   $ 47,635      $ 43,401
   Accounts payable .....................................     42,936        30,692
                                                            --------      --------
      Total current liabilities .........................     90,571        74,093
Long-term debt ..........................................    150,000       165,000
Deferred income taxes ...................................     41,363        40,214
Other long-term obligations .............................      3,681         4,518
Commitments and Contingencies
Shareholders' Equity:
   Preferred stock, $0.01 par value, 10,000,000 shares
      authorized, none issued and outstanding ...........         --            --
   Common stock, $0.0001 par value, 100,000,000 shares
      authorized 29,403,061 and 28,826,087 shares
      issued and outstanding, respectively ..............          3             3
   Additional paid-in capital ...........................    251,105       235,392
   Deferred stock compensation ..........................       (189)         (280)
   Other comprehensive income ...........................      8,765         7,852
   Retained earnings ....................................    119,438        95,983
                                                            --------      --------
      Total shareholders' equity ........................    379,122       338,950
                                                            --------      --------
          Total liabilities and shareholders' equity ....   $664,737      $622,775
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

                            W-H ENERGY SERVICES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                -------------------------
                                                                    2006          2005
                                                                -----------   -----------
Revenues ....................................................   $   201,809   $   142,423
Costs and expenses:
   Cost of revenues .........................................       108,051        80,993
   Selling, general and administrative ......................        34,480        25,893
   Research and development .................................         3,844         4,738
   Depreciation and amortization ............................        15,044        13,771
                                                                -----------   -----------
      Total costs and expenses ..............................       161,419       125,395
                                                                -----------   -----------
      Operating income ......................................        40,390        17,028
Other expense:
   Interest expense, net ....................................         2,175         2,247
   Other expense, net .......................................            19           130
                                                                -----------   -----------
      Income before income taxes ............................        38,196        14,651
   Provision for income taxes ...............................        14,741         5,968
                                                                -----------   -----------
      Net income ............................................   $    23,455   $     8,683
                                                                ===========   ===========
Comprehensive income:
   Net income ...............................................   $    23,455   $     8,683
   Interest rate swap valuations ............................         1,397            --
   Foreign currency translation adjustment ..................          (484)          388
                                                                -----------   -----------
   Comprehensive income .....................................   $    24,368   $     9,071
                                                                ===========   ===========
Earnings per share:
   Basic ....................................................   $      0.81   $      0.31
   Diluted ..................................................   $      0.78   $      0.30
Number of shares used in calculation of earnings per share:
   Basic ....................................................    29,125,147    27,809,451
   Diluted ..................................................    30,162,139    28,712,925

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            W-H ENERGY SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                --------------------
                                                                   2006       2005
                                                                 --------   --------
Cash Flows from Operating Activities:
   Net income ...............................................    $ 23,455   $  8,683
   Adjustments to reconcile net income to cash provided by
      operating activities --
      Depreciation and amortization .........................      15,044     13,771
      Provision for doubtful accounts .......................         479        304
      Gain on sales of equipment ............................      (2,742)      (794)
      Deferred tax provision ................................        (589)     1,213
      Share-based compensation ..............................       1,179        201
      Amortization of deferred financing costs ..............         113         79
      Excess tax benefit from share-based compensation ......      (5,806)        --
      Changes in operating assets and liabilities --
         Accounts receivable, net ...........................     (17,032)   (14,508)
         Inventories ........................................      (6,563)    (3,757)
         Prepaid expenses and other .........................       1,708      3,921
         Other assets, net ..................................        (153)       467
         Accounts payable and accrued liabilities ...........      21,321      1,901
                                                                 --------   --------
            Net cash provided by operating activities .......      30,414     11,481
                                                                 --------   --------
   Cash Flows from Investing Activities:
      Additions to property and equipment ...................     (32,485)   (34,358)
      Proceeds from sales of equipment ......................       3,908      2,254
                                                                 --------   --------
            Net cash used in investing activities ...........     (28,577)   (32,104)
                                                                 --------   --------
   Cash Flows from Financing Activities:
      Proceeds from the issuance of debt ....................       5,352     49,965
      Payments on debt ......................................     (20,352)   (30,770)
      Proceeds from the exercise of stock options ...........       8,819      1,195
      Excess tax benefit from share-based compensation ......       5,806         --
            Net cash (used in) provided by  financing            --------   --------
               activities ...................................        (375)    20,390
                                                                 --------   --------
   Effect of exchange rate changes on cash ..................        (501)     1,077
                                                                 --------   --------
   Net increase in Cash and Cash Equivalents ................         961        844
   Cash and Cash Equivalents, beginning of period ...........       9,914     10,448
                                                                 --------   --------
   Cash and Cash Equivalents, end of period .................    $ 10,875   $ 11,292
                                                                 ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BUSINESS ORGANIZATION

DESCRIPTION OF COMPANY

     W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, "W-H") is a diversified oilfield service company that provides products and services used in connection with the drilling and completion of oil and natural gas wells and the production of oil and natural gas. W-H has the following primary lines of business: (1) drilling related products and services, which include logging-while-drilling, measurement-while-drilling, directional drilling, down-hole drilling motors, rental tools, and drilling fluids; and (2) completion and workover related products and services, which include cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment, polymers and specialty chemicals, rental tools and coiled tubing.

BASIS OF PRESENTATION

     The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current presentation.

ACCOUNTING POLICIES AND PROCEDURES

     Other than the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R "Share-Based Payment" ("SFAS No. 123R") as disclosed in Note 6, W-H has not added to or changed its accounting policies since December 31, 2005. For a description of these policies, refer to Note 2 of the Consolidated Financial Statements in W-H's Annual Report on Form 10-K for the year ended December 31, 2005.

2. EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and restricted shares. For the three months ended March 31, 2006 and 2005, shares of 1,036,992 and 903,474 respectively, resulting from the assumed exercise of outstanding options and the existence of outstanding restricted shares were added to the denominator because the inclusion thereof would be dilutive. For the three months ended March 31, 2006 and 2005, there were no anti-dilutive shares excluded from the computation of earnings per common share.

3. INVENTORIES

     The components of inventories as of March 31, 2006 and December 31, 2005 are as follows (in thousands):

                                                         MARCH 31, 2006   DECEMBER 31, 2005
                                                         --------------   -----------------
Finished goods .......................................       $55,001           $49,248
Work-in-process ......................................         4,775             3,658
Raw materials and supplies ...........................         9,676             8,506
Inventory reserve ....................................        (7,765)           (6,270)
                                                             -------           -------
Inventories ..........................................       $61,687           $55,142
                                                             =======           =======

4. CREDIT FACILITY

     W-H maintains a revolving credit facility with certain lenders to provide for its cash, liquidity and other borrowing needs. The credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of March 31, 2006, W-H had an outstanding loan balance of $150.0 million and approximately $7.9 million in letters of credit issued under its credit facility, resulting in an available borrowing capacity on such date of approximately $217.1 million.

     Amounts borrowed under the credit facility bear interest, at W-H's election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0%, depending upon W-H's leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0%, depending upon W-H's leverage ratio. As of March 31, 2006, borrowings under the credit facility bore interest at LIBOR plus the then applicable margin of 1.0%.

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

5. LITIGATION

     W-H is from time to time a party or otherwise subject to legal proceedings, claims, investigations and other proceedings in the ordinary course of its business. These matters typically involve tort, workers compensation, commercial and infringement and other intellectual property claims. Where appropriate, W-H makes provision for a liability with respect to these claims in its financial statements in accordance with generally accepted accounting principles. These provisions are reviewed periodically and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and events pertaining to a particular case. Litigation is inherently unpredictable. Based upon information currently available, management believes that the ultimate liability with respect to these proceedings and claims will not materially affect W-H's consolidated results of operations or financial position.

6. SHARE-BASED COMPENSATION

     W-H maintains a stock option plan (the "1997 Option Plan") under which it may issue options to purchase up to 4,900,000 shares of W-H's common stock. As of March 31, 2006, 2,085,767 options were outstanding under this plan. Each option granted under the 1997 Option Plan contains such terms and conditions as the compensation committee of W-H's Board of Directors (the "Committee") may approve. The options currently outstanding under the 1997 Option Plan vest ratably over a four-year period, commencing on the grant date, in 25% increments after each year of service has been completed and will expire ten years from their respective grant dates. The terms of each option also provide that if an optionee's employment terminates for any reason, the option may be exercised during the three-month period following such termination, but only to the extent vested at the time of such termination.

     Additionally, on March 29, 1999, prior to its initial public offering, W-H issued 900,900 options to its chief executive officer under a separate non-statutory option plan. These options have a 10-year term and an exercise price of $4.55 per share. As of March 31, 2006, the remaining unexercised options to purchase 497,300 shares of common stock were vested.

     Prior to January 1, 2006, W-H accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and the disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in W-H's net income for grants of stock options to employees because W-H granted stock options with an exercise price equal to the market value of its common stock on the date of grant. The reported stock-based compensation expense, net of related tax effects, in the table below represents the amortization of a restricted stock grant.

     If compensation expense for the stock options granted to employees and directors had been determined using the fair value method, net income and diluted net income per share for the three months ended March 31, 2005, respectively, would have been reduced to the following pro forma amounts:

                                                                                THREE MONTHS
                                                                                   ENDED
                                                                               MARCH 31, 2005
                                                                               --------------
Net income, as reported ....................................................       $8,683
Add: Total stock-based employee compensation expense included in reported
   net income, net of related tax effect ...................................          119
Deduct: Total stock-based employee compensation expense determined under
   fair value based method for all awards, net of related tax effect .......         (346)
                                                                                   ------
Pro forma net income .......................................................       $8,456
                                                                                   ======
Earnings per share:
   Basic, as reported ......................................................       $ 0.31
   Diluted, as reported ....................................................       $ 0.30
   Basic, pro forma ........................................................       $ 0.30
   Diluted, pro forma ......................................................       $ 0.29
Weighted-average fair value per share of options granted ...................       $   --

     Effective January 1, 2006, W-H adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation cost for the three months ended March 31, 2006 includes the portion of any options vesting during the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) any share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model. Before the adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the historical option grants for the years ended December 31, 2005, 2004 and 2003: risk-free interest rates between 3.9% and 4.6%; dividend rates of zero; expected lives between 5.6 years and 6.7 years; and expected volatilities between 49.6% and 50.7%.

     Under the Black-Scholes option-pricing model, W-H estimated volatility using only its historical share price performance over the expected life of the option. Under SFAS No. 123R, however, W-H will estimate expected volatility using a blend of implied volatility based on market-traded options on W-H's common stock and historical volatility of W-H's common stock over the contractual life of the options. Results of prior periods do not reflect any restated amounts and W-H had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. W-H's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, W-H's policy is to issue new shares of common stock to satisfy stock option exercises or grants of restricted shares.

     For the three months ended March 31, 2006, the adoption of SFAS No. 123R decreased W-H's reported operating income and income before income taxes by approximately $1.1 million, reported net income by $0.7 million and reported basic and diluted net earnings per share by $0.02 per share. The cost is included in cost of revenues, selling, general and administrative expense, and research and development expense based on the classification of the optionees' compensation costs. The adoption of SFAS No. 123R resulted in a decrease in reported cash flow from operating activities of $5.8 million offset by an increase in reported cash flow from financing activities of $5.8 for the three months ended March 31, 2006. W-H's adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities or basic and diluted net earnings per share in the comparable 2005 period.

     As of March 31, 2006, there was approximately $8.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of
1.53 years.

     The fair value of each option award will be estimated on the date of grant using a binomial lattice-based option valuation model, which incorporates ranges of assumptions for inputs. The assumptions will be determined as follows:

     - the expected volatility will be a blend of implied volatility based on market-traded options on W-H's common stock and historical volatility of W-H's stock over the contractual life of the options;

     - historical data will be used to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected life of options granted will be derived from the output of the option valuation model and represents the period of time the options are expected to be outstanding; and

     - the risk-free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

     A summary of W-H's stock options from December 31, 2005 to March 31, 2006 is as follows:

                                                                         WEIGHTED AVERAGE
                                       NUMBER OF   WEIGHTED AVERAGE   REMAINING CONTRACTUAL          AGGREGATE
                                        OPTIONS     PRICE PER SHARE            TERM              INTRINSIC VALUE
                                       ---------   ----------------   ---------------------   ----------------------
                                                                                              (AMOUNTS IN THOUSANDS)
Outstanding at December 31, 2005 ...   3,167,666        $16.07
Granted ............................          --            --
Exercised ..........................    (579,974)        15.35
Expired/canceled ...................      (4,625)        19.36
                                       ---------
Outstanding at March 31, 2006 ......   2,583,067         16.23                6.16                    $73,003
                                       =========
Exercisable at March 31, 2006 ......   1,477,692         12.95                4.56                    $46,604
                                       =========

     No stock options were granted during the three months ended March 31, 2006. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $15.9 million.

     During the three months ended March 31, 2006, cash received from options exercised was approximately $8.8 million, and the excess tax benefit from share-based compensation totaled approximately $5.8 million.

7. OPERATING SEGMENTS

     Management has elected to aggregate W-H's business unit segments based on the differences in each segment's customers, the products and services offered and other economic characteristics. Based on these criteria, management has identified the following reportable segments: (1) drilling related products and services and (2) completion and workover related products and services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in W-H's Annual Report on Form 10-K for the year ended December 31, 2005.

     DRILLING RELATED PRODUCTS AND SERVICES

     The drilling segment provides products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. These products and services are used primarily throughout North America and in select international areas. This segment includes the following business lines: (1) logging-while-drilling; (2) measurement-while-drilling; (3) directional drilling; (4) down-hole drilling motors; (5) drilling fluids and (6) rental tools.

     COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     The completion and workover segment provides products and services primarily to customers onshore in the United States and offshore in the Gulf of Mexico. These products and services include: (1) cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment; (2) coiled tubing, (3) polymers and specialty chemicals and (4) rental tools.

     SUMMARY INFORMATION

     W-H recognizes revenues, operating income, depreciation and amortization expense, total assets and capital expenditures by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the three months ended March 31, 2006:

                                   DRILLING   COMPLETION   CORPORATE     TOTAL
                                   --------   ----------   ---------   --------
Revenues .......................   $129,050    $ 72,759     $    --    $201,809
Operating income ...............     24,961      19,351      (3,922)     40,390
Depreciation and amortization ..      9,443       5,521          80      15,044
Total assets ...................    394,420     243,626      26,691     664,737
Capital expenditures ...........     17,039      15,422          24      32,485

     As of and for the three months ended March 31, 2005:

                                   DRILLING   COMPLETION   CORPORATE     TOTAL
                                   --------   ----------   ---------   --------
Revenues .......................   $ 91,798    $ 50,625     $    --    $142,423
Operating income ...............      7,826      12,052      (2,850)     17,028
Depreciation and amortization ..      8,881       4,824          66      13,771
Total assets ...................    350,580     215,849      15,377     581,806
Capital expenditures ...........     20,265      14,078          15      34,358

     W-H operates in the United States, the North Sea and other select geographic regions. The following is summary information by geographic region (in thousands):

     REVENUES

                       FOR THE THREE MONTHS
                          ENDED MARCH 31,
                       --------------------
                          2006       2005
                        --------   --------
United States ......    $181,583   $127,339
North Sea ..........       7,307      6,876
Other ..............      12,919      8,208
                        --------   --------
   Total ...........    $201,809   $142,423
                        ========   ========

     OPERATING INCOME

                       FOR THE THREE MONTHS
                          ENDED MARCH 31,
                       --------------------
                          2006      2005
                        -------   -------
United States ......    $37,400   $15,639
North Sea ..........        562      (258)
Other ..............      2,428     1,647
                        -------   -------
   Total ...........    $40,390   $17,028
                        =======   =======

     LONG-LIVED ASSETS

                       MARCH 31,  DECEMBER 31,
                          2006        2005
                       ---------  ------------
United States ......    $388,788    $369,782
North Sea ..........       8,607       9,498
Other ..............       9,023       9,317
                        --------    --------
   Total ...........    $406,418    $388,597
                        ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that involve risks, uncertainties and assumptions. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, trends in oil and natural gas prices, capital expenditures by customers, oil and natural gas industry activity, difficulty in continuing to develop, produce and commercialize technologically advanced products and services, weather conditions in offshore and land markets, risks associated with events that result in personal injuries, loss of life, damage to or destruction of property, equipment or the environment and suspension of operations, unavailability of or costs associated with insurance, our ability to attract and retain skilled workers, the loss of key members of management, competition in our industry, compliance with and developments in environmental and other governmental regulations, loss of use of certain technologies, the concentration of customers in the energy industry, our ability to successfully integrate future acquisitions, political and economic risks including changes in tax laws, an impairment of goodwill, as well as restrictions on our ability to raise additional funds. For additional discussion of these risks, please see the discussion set forth under the heading "Item 1A - Risk Factors" contained in our most recent Annual Report filed on Form 10-K with the Securities and Exchange Commission ("SEC").

OVERVIEW OF OUR PRODUCTS AND SERVICES

     We provide drilling related products and services and completion and workover related products and services to major and independent oil and natural gas companies, drilling contractors and other oilfield service companies. The majority of our revenues are generated from charging our customers day rates, based on the number of days our products and services are used. We also sell certain products used in the exploration for and production of oil and natural gas and receive revenues from our customers in connection with these sales. Our primary expenses are salaries for our personnel and the costs associated with expendable parts and supplies, research and development, repair and maintenance of rental equipment and costs of products sold as well as general operational costs.

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

     DRILLING RELATED PRODUCTS AND SERVICES

     Revenue from our drilling related products and services segment constituted approximately 64% of our consolidated revenue for the three months ended March 31, 2006. Approximately 84% of our drilling segment revenue for this period was generated in the United States, including the Gulf of Mexico. The remaining 16% was generated in various international locations.

     In July 2001, exploration and development activity levels in the United States peaked and subsequently began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738, which consisted of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003 and this trend has continued thus far in 2006. This increase, however, resulted entirely from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,192, 1,383 and 1,522 for 2004, 2005 and the first quarter of 2006, respectively. Of these figures, land rigs comprised 1,095, 1,290 and 1,440, respectively, and offshore rigs comprised 97, 93 and 82, respectively, for the same periods. The offshore rig count did improve modestly in the second quarter of 2005, but due to Hurricanes Katrina and Rita, retreated to activity levels not experienced since mid-1993. While activity levels are beginning to improve in the second quarter of 2006, they remain lower than prior to last fall's hurricanes.

     We believe that the overall long-term outlook for domestic natural gas exploration and development activity remains positive. First, despite significant increases in drilling activity in 2005, natural gas production, excluding the impact of Hurricanes

Katrina and Rita, increased only nominally. Second, strong industrial gas consumption, electric power generation, and a healthy economy continue to drive domestic natural gas demand. We believe that these factors will keep upward pressure on long-term natural gas prices. Third, certain of the indicators we follow point to continuing improvement in Gulf of Mexico activity levels. For example, we have seen an increase in leasing and acquisition activity in the Gulf of Mexico as reported by the Minerals Management Service, the federal agency that manages the United States' oil and natural gas reserves offshore on the outer continental shelf. Despite these trends, we do have a concern that the current high storage levels of natural gas, which resulted from the relatively mild winter just concluded, could negatively impact natural gas prices in the near term. This may result in a slowdown in natural gas drilling. As of this date, natural gas drilling remains strong and we believe any slowdown would be short-lived so long as the positive factors set forth above affecting long-term supply and demand remain in place.

     Outside of the United States, the North Sea remains our largest drilling segment market. According to statistics published by Baker Hughes, the number of rotary rigs operating in the North Sea declined from an average of 67 in January 2002 to a low of 28 in February 2005, before recovering to an average of 54 in March 2006. We expect no significant change in activity levels in the North Sea in the near term.

     As the improvement in drilling activity in the United States has been onshore, we have sought to increase the content of our land-based services. In October 2002, in response to this developing trend, we made the strategic decision to enter the directional drilling business in North America. As a result of this decision and the growth in the United States land rig count, we have successfully leveraged our new directional drilling business to effect an increase in the utilization of our measurement-while-drilling tools and down-hole drilling motor fleet. The increased utilization of our measurement-while-drilling tools and down-hole drilling motor fleet has helped to offset the slowdown in domestic offshore activity. However, our logging-while-drilling revenues from this market have outperformed the rig count numbers as a result of performing more jobs with a higher content of our services, improving prices and an increase in our share of this market.

     A key challenge that our drilling related products and services segment faces is the demand by our customers for more efficient and technologically advanced services and tools. We have invested substantial time and capital into developing and commercializing technologies that are of value to our customers and that enable us to compete effectively with the major integrated oilfield service companies. During the third quarter of 2004, we began to market our PathMaker(R) 12 1/4" 3-Dimensional Rotary Steerable technology. We expect commercialization of the 3-Dimensional Rotary Steerable technology to improve the utilization of our logging-while-drilling, measurement-while-drilling and directional drilling services, as our customers are increasingly requiring this type of technology as a prerequisite for submitting bids on a drilling project or contract. We are currently developing a PathMaker(R) 8 1/2" 3-Dimensional Rotary Steerable tool and began offering this tool on a limited commercial basis during the first quarter of 2006.

     Introduced on a commercial basis in late 2004, our Array Wave Resistivity technology is the first of our next generation of logging-while-drilling tools. We believe that our Array Wave Resistivity tools provide a more robust and accurate resistivity measurement. Tools and data analysis in this technology improve the precision and reliability of formation data obtained through the analysis of electromagnetic wave transmissions through the formation surrounding a well bore. Our Array Wave Resistivity tools are also designed to withstand high pressure (25,000 psi) and high temperature (350 degrees F) well conditions.

     COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     Our completion and workover related products and services segment provided approximately 36% of our consolidated revenue for the three months ended March 31, 2006. Revenues provided by this segment are almost entirely derived from the United States and the Gulf of Mexico. While revenues from this segment are affected by the level of oil and natural gas prices, activity in this segment is only modestly affected by drilling activity (see the discussion under Drilling Related Products and Services above). As a result, our completion and workover segment has provided stability during prolonged downturns in drilling activity.

     We have increased our revenue capacity in this segment through capital spending in 2004, 2005 and the three months ended March 31, 2006, which, when combined with our acquisitions, has strengthened and further diversified our operations. Continued growth in this segment will be dependent upon, among other factors, industry activity levels, prices of oil and natural gas, our capital expenditure program and our ability to attract and retain qualified service personnel and field engineers required to operate the specialized equipment used in this business.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-Q.

     THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

     Revenues. Revenues increased by $59.4 million, or approximately 42%, to $201.8 million for the three months ended March 31, 2006 from $142.4 million for the three months ended March 31, 2005. This increase was primarily attributable to higher levels of activity and demand for certain of our products and services, additional revenue capacity from our capital expenditure investments, and favorable pricing.

     Revenues from our drilling related products and services increased by $37.3 million, or approximately 41%, to $129.1 million for the three months ended March 31, 2006 from $91.8 million for the three months ended March 31, 2005. We attribute the increase in revenues in this segment to:

     - a 14% increase in the average number of rotary rigs operating in the United States, resulting in an increase in demand for our directional drilling services and technologically advanced services and tools, rental tools and drilling fluids products;

     - our larger asset base resulting from our capital expenditure investments;

     -    improved pricing; and

     - an increase in our Gulf of Mexico market share, resulting from higher utilization of our existing logging-while-drilling tools and commercialization of certain of our new technologies discussed earlier.

     Revenues from our completion and workover related products and services increased by $22.2 million, or approximately 44%, to $72.8 million for the three months ended March 31, 2006 from $50.6 million for the three months ended March 31, 2005. We attribute the increase in revenues in this segment to:

     - higher demand for our tools and services as a result of an overall increase in activity levels;

     - an increase in our cased-hole wireline and coiled tubing fleets and other capital expenditure investments;

     -    onshore geographic expansion; and

     -    improved pricing.

     Cost of Revenues. Cost of revenues increased by $27.1 million, or approximately 33%, to $108.1 million for the three months ended March 31, 2006 from $81.0 million for the three months ended March 31, 2005. As a percentage of revenues, cost of revenues decreased to 53.6% for the three months ended March 31, 2006 from 56.9% for the three months ended March 31, 2005. The decrease in cost of revenues as a percentage of revenues was primarily due to a favorable change in our revenue mix in our drilling related products and services, improved utilization and higher pricing.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.6 million, or approximately 33%, to $34.5 million for the three months ended March 31, 2006 from $25.9 million for the three months ended March 31, 2005. The increase was primarily attributable to increased selling costs attributable to our revenue growth and other personnel costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses decreased to 17.1% for the three months ended March 31, 2006 from 18.2% for the three months ended March 31, 2005.

     Research and Development Expenses. Research and development expenses decreased by $0.9 million, or approximately 19%, to $3.8 million for the three months ended March 31, 2006 from $4.7 million for the three months ended March 31, 2005. This decrease was the result of a higher rate of research and development spending in the corresponding period in 2005 on our PathFinder Energy Services, Inc. technologies, including our PathMaker(R) 8 1/2" 3-Dimensional Rotary Steerable tool.

     Depreciation and Amortization. Depreciation and amortization increased by $1.2 million, or approximately 9%, to $15.0 million for the three months ended March 31, 2006 from $13.8 million for the three months ended March 31, 2005. This increase was the result of a larger depreciable asset base resulting from our capital expenditure investments.

     Interest and Other Expense. Interest and other expense for the three months ended March 31, 2006 was $2.2 million, a decrease of $0.2 million, or approximately 8%, from $2.4 million for the three months ended March 31, 2005. This decrease was primarily due to lower outstanding borrowings under our credit facility offset, in part, by higher interest rates.

     Provision for income taxes. Our effective income tax rate for the three months ended March 31, 2006 was 38.6% as compared to 40.7% for the three months ended March 31, 2005. The decrease in the 2006 effective rate compared to 2005 was due to several factors including, but not limited to, fluctuations in income across tax jurisdictions with varying tax rates.

RECENT ACCOUNTING PRONOUNCEMENTS

     We adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("SFAS No. 123R") as of January 1, 2006 using the modified prospective method in which compensation cost is recognized based (1) on the requirements of SFAS No. 123R for all share-based payments granted after January 1, 2006 and (2) on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. For the three months ended March 31, 2006, we recorded approximately $1.1 million of pretax expense relating to this pronouncement for unvested share-based payments granted prior to January 1, 2006. The Compensation Committee of our Board of Directors may award additional stock options during 2006 which would increase the amount of this expense prospectively. See Note 6 to the Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary uses for cash are capital expenditures, working capital, research and development expenditures, acquisitions and principal and interest payments on indebtedness. Our primary sources of liquidity are cash reserves, cash generated by operations and amounts available to be drawn under our revolving credit facility. To the extent our cash requirements exceed our sources of liquidity, we will be required to fund our cash requirements through other means, such as through debt and equity financing activities, or we will be required to curtail our expenditures.

     CASH FLOW

     Working capital was $167.7 million as of March 31, 2006 and $160.1 million as of December 31, 2005. Net cash provided by operating activities was $30.4 million for the three months ended March 31, 2006 and $11.5 million for the three months ended March 31, 2005. The increase in working capital and cash flow from operating activities was largely due to increases in activity levels across all business lines.

     Net cash used in investing activities was $28.6 million for the three months ended March 31, 2006 and $32.1 million for the three months ended March 31, 2005. The decrease in net cash used in investing activities was the result of lower capital expenditures which was partially offset by an increase in proceeds from sales of equipment, which represent funds we receive from a customer when our rental equipment is damaged or lost down-hole.

     Net cash used in financing activities was $0.4 million for the three months ended March 31, 2006 and net cash provided by financing activities was $20.4 million for the three months ended March 31, 2005. Changes in net cash related to financing activities were primarily the result of net repayments of borrowings under our credit facility in the 2006 period compared to net borrowings under our credit facility in the 2005 period. Additionally, the 2006 period included significantly higher proceeds from the exercise of stock options and the related tax benefits.

     For the three months ended March 31, 2006, we made capital expenditures, primarily for rental equipment of $32.5 million, which included expenditures for the replacement of rental equipment damaged or lost down-hole. In addition, we incurred $3.8 million in research and development expenses for the three months ended March 31, 2006.

CAPITAL RESOURCES

     CREDIT AGREEMENT

     As more fully described under Item 1, Note 4, we maintain a revolving credit facility to provide for our cash, liquidity and other borrowing needs. Such credit facility provides for aggregate borrowings of up to $375 million and matures on May 5, 2010. As of March 31, 2006, we had an outstanding loan balance of $150 million and approximately $7.9 million in letters of credit issued under our credit facility, resulting in available borrowing capacity on such date of approximately $217.1 million.

     FUTURE CAPITAL REQUIREMENTS

     We anticipate that acquisitions of complementary companies, assets and product lines will continue to play an important role in our business strategy. While there are currently no unannounced agreements or ongoing negotiations for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time. Likewise, we will continue to need to make capital expenditures for tools and rental equipment and to make research and development expenditures to maintain and improve the quality of our products and services. We currently estimate that we will make capital expenditures of approximately $150.0 million in 2006 and will make research and development expenditures of approximately $18.0 million in 2006.

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

     The continuation of our acquisition strategy may require substantial capital. We currently intend to finance future acquisitions through issuances of our equity or debt securities and through borrowings under our credit facility. Using debt to complete acquisitions could substantially limit our operational and financial flexibility and using stock could dilute the ownership interests of our existing shareholders. The extent to which we will be able or are willing to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment. If we are unable to obtain additional capital on acceptable terms, we may be unable to grow through acquisitions.

     OFF BALANCE SHEET ARRANGEMENTS

     With the exception of operating leases on real property and automobile leases, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

     OTHER MATTERS

     As previously disclosed, we account for proceeds received from customers for rental equipment that is damaged-beyond-repair or lost-in-hole as a component of revenue. We recently received a comment from the Staff of the SEC's Division of Corporation Finance requesting that we account for the gains and losses from these proceeds as a separate line-item component of operating income. Discussions with the Staff regarding this issue are ongoing. We do not expect that our operating income, net income, or cash flows would be affected by the resolution of this issue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We have not entered into derivative or other financial instruments for trading or speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange rates.

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Under these agreements, we receive interest at a floating rate equal to three-month LIBOR plus the applicable spread under our credit facility and pay interest at a fixed rate of 4.24% plus the applicable spread under our credit facility. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the interest rate we pay under our credit facility would have no impact on our interest expense for the three months ended March 31, 2006.

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

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. We maintain disclosure controls and procedures, which are controls and procedures designed to ensure that the information we are required to disclose in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective to provide reasonable assurance that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

                                  W-H ENERGY SERVICES, INC.


Date: May 4, 2006                 By: /s/ JEFFREY L. TEPERA
                                      ------------------------------------------
                                      Jeffrey L. Tepera
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)


Date: May 4, 2006                 By: /s/ ERNESTO BAUTISTA, III
                                      ------------------------------------------
                                      Ernesto Bautista, III
                                      Vice President and Corporate Controller
                                      (Principal Accounting Officer)

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

----------
*    Filed herewith