Form 10-K/A
period 2005-12-31
W-H ENERGY SERVICES INC
filed 2006-05-31
CIK 1051034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
     We are filing this Annual Report on Form 10-K/A for the year ended December 31, 2005 (the “Amended 10-K”) to amend our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Original 10-K”), which was originally filed with the Securities and Exchange Commission on March 6, 2006. We are filing this Amended 10-K in response to comments received from the SEC. As permitted by the rules and regulations of the SEC, we have amended the Original 10-K to (1) revise the discussion under Item 3; (2) make revisions in Item 7 and in the footnotes to the consolidated financial statements to clarify references to “tools” or “equipment” as “rental equipment”; (3) expand the disclosure under “Recent Development” in Item 7; (4) revise the disclosure under “Disclosure Controls and Procedures” in Item 9A; (5) separate “Goodwill” from “Other intangibles, net” in the consolidated balance sheets and in footnote 4 to the consolidated financial statements; (6) revise the caption for “Proceeds from sales of equipment” in the consolidated statements of cash flows; (7) revise the discussions under “Property and Equipment,” “Realization of Long-Lived Assets” and “Revenue Recognition” in footnote 2 to the consolidated financial statements; (8) correct for a misclassification between United States and North Sea revenue and operating income presented in the 2005 geographic data in footnote 13 to the consolidated financial statements; and (9) refile the CEO and CFO certifications included as Exhibits 31.1 and 31.2 as of the date hereof to include portions of paragraph 4 to the certifications that were inadvertently omitted from the certifications filed with the Original 10-K. The remainder of the information contained in the Original 10-K is not amended or restated hereby and shall be as set forth in the Original 10-K. In order to preserve the nature and character of the disclosures set forth in the Original 10-K as originally filed, except as otherwise expressly stated herein, this amendment does not speak to, or reflect, events occurring after the original filing of the Original 10-K.

i

Item 3. Legal Proceedings.
     We are from time to time a party or otherwise subject to legal proceedings, claims, investigations and other proceedings in the ordinary course of our business. These matters typically involve tort, workers compensation, commercial and infringement and other intellectual property claims. Where appropriate, we make provision for a liability with respect to these claims in our financial statements in accordance with generally accepted accounting principles. These provisions are reviewed periodically and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and events pertaining to a particular case. Litigation is inherently unpredictable. Based upon information currently available, management believes that the ultimate liability with respect to these proceedings and claims will not materially affect our consolidated results of operations or financial position.
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
     A key challenge that our drilling related products and services segment faces is the demand by our customers for more efficient and technologically advanced services and tools. We have invested substantial time and capital into developing and commercializing technologies that are of value to our customers and that enable us to compete effectively with the major integrated oilfield service companies. During the third quarter of 2004, we began to market our PathMaker® 12 1/4 3-Dimensional Rotary Steerable technology. We expect commercialization of the 3-Dimensional Rotary Steerable technology to improve the utilization of our logging-while-drilling, measurement-while-drilling and directional drilling services, as our customers are increasingly requiring this type of technology as a prerequisite for a drilling project or contract. We are currently developing a PathMaker® 8 1/2 3-Dimensional Rotary Steerable tool and are offering this tool on a limited commercial basis during the first quarter of 2006.
     Introduced on a commercial basis in late 2004, our Array Wave Resistivity technology is the first of our next generation of logging-while-drilling tools. We believe that our Array Wave Resistivity tools provide a more robust and accurate resistivity measurement. Tools and data analysis in this technology improve the precision and reliability of formation data obtained through the analysis of electromagnetic wave transmissions through the formation surrounding a well bore. Our Array Wave Resistivity tools are also designed to withstand high pressure (25,000 psi) and high temperature (350 F) well conditions.
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
Recent Development
     Adverse Weather Conditions. Our 2005 results of operations were negatively impacted by Hurricanes Katrina and Rita and the associated shut-in of drilling and production activity in the Gulf of Mexico and along the Gulf Coast. The adverse impact began during the third quarter of 2005 and has continued into the first quarter of 2006. Although difficult to estimate, we believe that the impact of these storms reduced operating income by approximately $3.0 million to $4.0 million during the third quarter of 2005. We believe that drilling and production activity in the Gulf of Mexico continued to be adversely affected during the fourth quarter of 2005 and early 2006 as a result of the infrastructure damage caused by these two hurricanes. Nevertheless, improved market conditions onshore during this period resulted in redeployment of our rental equipment and services, resulting in increased revenues and profitability that offset the downturn in Gulf of Mexico activity levels. Due to the complexity of repairing the infrastructure that was damaged, we anticipate that activity levels in the Gulf of Mexico will recover gradually over the next several quarters.
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

     Revenues from our completion and workover related products and services increased by $65.6 million, or approximately 41%, to $225.2 million for the year ended December 31, 2005 from $159.6 million for the year December 31, 2004. We attribute the increase in revenues in this segment to:
•	the benefits experienced from our onshore geographic expansion;

•	higher utilization of our rental equipment and services as a result of the overall increase in activity levels; and

•	revenue capacity increases from our capital expenditure program.
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
     Research and Development Expenses. Research and development expenses increased by $0.8 million, or approximately 5%, to $16.3 million for the year ended December 31, 2005 from $15.5 million for the year ended December 31, 2004. This increase was the result of increased research and development spending on our PathFinder Energy Services technologies, including our PathMaker(R) 8 1/2 3-Dimensional Rotary Steerable tool, our Slim Density Neutron Stand-off Caliper tool and other research and development initiatives.
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
     Research and Development Expense. Research and development expenses increased by $4.3 million, or approximately 38%, to $15.5 million for the year ended December 31, 2004 from $11.2 million for the year ended December 31, 2003. This increase was the result of increased research and development spending on our PathFinder Energy Services technologies, including our PathMaker(R) 12 1/4” 3-Dimensional Rotary Steerable tool, our Array Wave Resistivity tool and other research and development initiatives.
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
     Net cash used in investing activities was $68.5 million for the year ended December 31, 2005 and $70.7 million for the year ended December 31, 2004. Net cash used in investing activities was principally the result of capital expenditures, offset by lost-in-hole proceeds which represent funds we receive from a customer when our rental equipment is involuntarily damaged or lost down-hole.
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
     For the year ended December 31, 2005, we made capital expenditures of $89.0 million, primarily for rental equipment including rental tools, logging-while-drilling and measurement-while-drilling tools, wireline equipment and coil tubing units, including expenditures for the replacement of rental equipment lost-in-hole. In addition, we incurred $16.3 million in research and development expenditures for the year ended December 31, 2005.
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

  Contractual obligations
     The following table aggregates information about our contractual cash obligations (in thousands) as of December 31, 2005:

	Payments Due by Period
					More than
Contractual Obligations	Total	0-1 Year	2-3 Years	4-5 Years	5 Years
Debt	$165,000	$—	$—	$165,000	$—
Operating leases	23,462	6,543	9,543	4,223	3,153
Purchase obligations(1)	56,394	55,194	1,200	—	—

Total	$244,856	$61,737	$10,743	$169,223	$3,153

(1)	Purchase obligations represent orders to purchase various rental equipment and inventory items that have not yet been delivered.

  Future capital requirements
     We anticipate that acquisitions of complementary companies, assets and product lines will continue to play an important role in our business strategy. While there are currently no unannounced agreements or ongoing negotiations for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time. Likewise, we will continue to need to make capital expenditures for rental equipment and to make research and development expenditures to maintain and improve the quality of our products and services. We currently estimate that we will make capital expenditures of approximately $150 million in 2006 and will make research and development expenditures of approximately $18 million in 2006.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 31, 2006.

W-H ENERGY SERVICES, INC.

By:	/s/ Kenneth T. White

Kenneth T. White, Jr.

Chairman, President and Chief Executive Officer

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
PricewaterhouseCoopers LLP
Houston, Texas
March 11, 2005

W-H ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2005	2004
Current Assets:
Cash and cash equivalents	$9,914	$10,448
Accounts receivable, net of allowance of $5,243 and $3,890, respectively	152,348	111,728
Inventories	55,142	48,317
Deferred income taxes	5,625	5,601
Prepaid expenses and other	11,149	9,965

Total current assets	234,178	186,059
Property and equipment, net	257,286	235,317
Goodwill, net	113,569	112,784
Other assets, net	17,742	14,451

Total assets	$622,775	$548,611

Current Liabilities:
Accrued liabilities	$43,401	$34,926
Accounts payable	30,692	29,572

Total current liabilities	74,093	64,498
Long-term debt	165,000	180,805
Deferred income taxes	40,214	30,849
Other long-term obligations	4,518	3,864
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,826,087 and 27,803,130 shares issued and outstanding, respectively	3	3
Additional paid-in capital	235,392	214,846
Deferred stock compensation	(280)	(806)
Other comprehensive income	7,852	7,522
Retained earnings	95,983	47,030

Total shareholders’ equity	338,950	268,595

Total liabilities and shareholders’ equity	$622,775	$548,611

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

W-H ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$48,953	$17,923	$19,261
Adjustments to reconcile net income to cash provided by operating activities — Depreciation and amortization	56,639	45,665	36,032
Provision for doubtful accounts	2,103	1,889	66
Gain on sales of equipment	(12,158)	(8,715)	(7,660)
Deferred tax provision	8,045	6,579	6,122
Amortization of deferred stock compensation	526	512	387
Write-off of deferred financing costs	—	3,123	—
Amortization of deferred financing costs	488	842	1,134
Tax benefit from employee stock option plan	6,673	292	946
Change in operating assets and liabilities, excluding effects of acquisitions and discontinued operations — Accounts receivable, net	(42,230)	(32,739)	(10,364)
Inventories	(6,572)	(10,950)	47
Prepaid expenses and other	(385)	(4,038)	(3,564)
Other assets, net	576	(2,130)	(973)
Accounts payable and accrued liabilities	10,028	22,987	(5,826)

Net cash provided by operating activities	72,686	41,240	35,608

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired of $ — , $272 and $1,205	(2,496)	(4,066)	(11,903)
Additions to property and equipment	(88,967)	(82,407)	(65,420)
Proceeds from sales of equipment	22,934	15,778	12,418

Net cash used in investing activities	(68,529)	(70,695)	(64,905)

Cash Flows from Financing Activities:
Proceeds from the issuance of debt	61,783	241,361	135,689
Payments on debt	(77,588)	(238,281)	(107,017)
Debt issuance costs	(1,089)	(1,572)	(1,939)
Proceeds from exercise of stock options	12,991	1,553	512

Net cash provided by (used in) financing activities	(3,903)	3,061	27,245

Effect of exchange rate changes on cash	(788)	(177)	2,660

Cash flow of discontinued operations (revised — Note 1):
Operating cash flows	—	(1,533)	5,204
Investing cash flows	—	26,674	(3,032)

Total	—	25,141	2,172

Net Increase (Decrease) in Cash and Cash Equivalents	(534)	(1,430)	2,780
Cash and Cash Equivalents, beginning of period	10,448	11,878	9,098

Cash and Cash Equivalents, end of period	$9,914	$10,448	$11,878

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$9,366	$7,120	$6,954

Income taxes paid during the period	$15,647	$8,411	$4,171

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
  Property and Equipment
     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized while minor replacements, maintenance and repairs, which do not improve or extend the life of such assets, are charged to operations as the services are provided. Disposals are removed at cost, less accumulated depreciation, and any resulting gain or loss is reflected in the accompanying consolidated statements of operations and comprehensive income. Proceeds from customers for rental equipment that is involuntarily damaged or lost down-hole are reflected as revenues, with the resulting carrying value of the related rental equipment charged to cost of revenues.
     Proceeds from sales of equipment are reported as cash inflows from investing activities in the accompanying consolidated statements of cash flows. For the years ended December 31, 2005, 2004, and 2003, proceeds from sales of equipment involuntarily damaged or lost down-hole were $20.8 million, $15.3 million and $12.2 million, respectively. For the years ended December 31, 2005, 2004, and 2003, the gain on sales of equipment involuntarily damaged or lost down-hole was $13.7 million, $9.3 million and $7.6 million, respectively.

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
  Realization of Long-Lived Assets
     W-H evaluates the carrying value of long-lived assets whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, W-H measures the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. There have been no significant events or changes in circumstances indicating that the carrying value of W-H’s long-lived assets may not be recoverable; therefore, no adjustments were made to the carrying value of long-lived assets in 2005, 2004 or 2003.
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
  Revenue Recognition
     W-H provides rental equipment and services to its customers on a day/hourly rate basis and recognizes the related revenue on a per-day/hourly basis as the work progresses. W-H also sells products to customers and recognizes the related revenue as items are shipped from its facilities. Proceeds from customers for the cost of oilfield rental equipment that is involuntarily damaged or lost down-hole are reflected as revenues. For the years ended December 31, 2005, 2004, and 2003, proceeds from sales of equipment involuntarily damaged or lost down-hole included in revenues were $20.8 million, $15.3 million and $12.2 million, respectively.
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

     Other intangibles, included in other assets, net, consist of the following (in thousands):

	December 31,		Life in
	2005	2004	Years
License agreements	$6,476	$6,633	12-17
Non-compete agreements	3,286	3,183	2-5
Trade secret technology	2,100	—	—

Total	11,862	9,816
Less — accumulated amortization	(5,929)	(4,799)

Other assets, net	$5,933	$5,017

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
8. Commitments and Contingencies
  Operating Leases
     W-H leases certain real property and automobiles under operating leases that expire at various dates through 2014. Additionally, W-H rents various equipment under short-term, cancelable arrangements. Rental expense under operating leases and short-term rentals was approximately $25.5 million, $21.4 million and $20.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

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
     A summary of W-H’s stock option activity for the three years ended December 31, 2005 is as follows:

		Weighted
		Average
	Number of	Price Per
	Options	Share
Outstanding December 31, 2002	3,256,824	$12.21
Granted	492,500	18.55
Exercised	(88,505)	5.78
Expired/canceled	(27,361)	16.45

Outstanding December 31, 2003	3,633,458	13.20

Granted	561,500	18.10
Exercised	(328,752)	4.69
Expired/canceled	(121,014)	20.76

Outstanding December 31, 2004	3,745,192	14.43

Granted	503,500	23.27
Exercised	(990,045)	13.09
Expired/canceled	(90,981)	20.77

Outstanding December 31, 2005	3,167,666	16.07

Exercisable at December 31, 2005	1,994,916	13.56

     The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Outstanding	Weighted Average		Exercisable
	as of	Remaining		as of
	December 31,	Contractual Life	Weighted Average	December 31,	Weighted Average
Range of Exercise Prices	2005	(in Years)	Exercise Price	2005	Exercise Price
$2.21- 5.30	837,141	3.2	$4.51	837,141	$4.51
15.28-21.75	1,311,925	7.2	17.98	636,050	17.78
22.88-31.39	1,018,600	7.4	23.11	521,725	22.94

2.21-31.39	3,167,666	6.2	16.07	1,994,916	13.56

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
     W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Revenues:
United States	$564,439	$410,706	$305,702
North Sea	33,196	24,513	36,390
Other	36,726	27,209	25,091

Total	$634,361	$462,428	$367,183

	For the Years Ended December 31,
	2005	2004	2003
Operating Income:
United States	$86,878	$44,741	$34,130
North Sea	1,188	(4,644)	2,309
Other	2,958	3,523	3,275

Total	$91,024	$43,620	$39,714

	As of December 31,
	2005	2004
Long-Lived Assets:
United States	$369,782	$336,740
North Sea	9,498	15,494
Other	9,317	10,318

Total	$388,597	$362,552

14. Interim Financial Information (Unaudited)
     The following is a summary of consolidated interim information for the years ended December 31, 2005 and 2004 (amounts in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2005
Revenues	$142,423	$157,294	$161,343	$173,301
Operating income	17,028	19,759	24,253	29,984
Net income	8,683	11,247	12,822	16,201
Earnings per common share:
Basic	0.31	0.40	0.45	0.57
Diluted	0.30	0.39	0.44	0.55

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2004
Revenues	$107,544	$108,434	$115,453	$130,997
Operating income	9,331	10,217	9,965	14,107
Net income	4,967	1,595	5,255	6,106
Earnings per common share:
Basic	0.18	0.06	0.19	0.22
Diluted	0.18	0.06	0.19	0.21

EXHIBIT INDEX

Exhibit
Number		Description
3.1	—	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement No. 333-43411 on Form S-1)

3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-43411 on Form S-1)

3.3	—	Statement of Designations of Series A Junior Participating Preferred Stock of the Company (included as Exhibit A to the Rights Agreement (Exhibit 4.2 hereto)) setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share

4.1	—	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the SEC on July 28, 2003)

4.2	—	Rights Agreement, dated as of May 31, 2002, between the Company and Computershare Trust Company, Inc., as Rights Agent (incorporated by reference to Exhibit 4.2 of to the Company’s Registration Statement on Form 8-A filed with the SEC on July 28, 2003)

9.1	—	Amended and Restated Stockholders Agreement, dated March 26, 1999 (incorporated by reference to Exhibit 9.1 of the Company’s Registration Statement No. 333-43411 on Form S-1)

10.1	—	Employment Agreement of Kenneth T. White, Jr., dated October 30, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

10.2	—	Employment Agreement of Jeffrey L. Tepera, effective January 1, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.3	—	Employment Agreement of William J. Thomas III, effective January 1, 2004 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.4	—	W-H Energy Services, Inc. 1997 Stock Option Plan as restated, effective as of May 12, 2004 (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A, filed April 6, 2004)

10.5	—	Non-Statutory Stock Option Agreement for Kenneth T. White, Jr., dated March 29, 1999 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement No. 333-43411 on Form S-1)

10.6	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement No. 333-43411 on Form S-1)

10.7	—	Amended and Restated TJC Transaction Advisory Agreement with TJC Management Corp., dated March 26, 1999 (incorporated by Reference to Exhibit 10.11 of the Company’s Registration Statement No. 333-43411 on Form S-1)

10.8	—	Credit Agreement, dated as of June 30, 2004, among the Company, Various Financial Institutions, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.8(a)	—	First amendment to Credit Agreement dated as of May 5, 2005 among the Company; Wells Fargo Bank, National Association, as Administrative Agent, Co-Lead Arranger and Sole Book Running Manager; JP Morgan Chase Bank, N.A., as Co-Lead Arranger and Co-Syndication Agent; Comerica Bank, as Co-Syndication Agent; The Bank of Nova Scotia, as Co-Documentation Agent; Wachovia Bank, N.A., as Co-Documentation Agent; Citibank Texas, N.A., as Managing Agent; and various other financial institutions parties thereto. (incorporated by reference to Exhibit 10.8(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005)

10.8(b)	—	Second amendment to Credit Agreement dated as of February 3, 2006 among the Company; Wells Fargo Bank, National Association, as Administrative Agent, Co-Lead Arranger and Sole Book Running Manager; JP Morgan Chase Bank, N.A., as Co-Lead Arranger and Co-Syndication Agent; Comerica Bank, as Co-Syndication Agent; The Bank of Nova Scotia, as Co-Documentation Agent; Wachovia Bank, N.A., as Co-Documentation Agent; Citibank Texas, N.A., as Managing Agent; and various other financial institutions parties thereto*

10.9	—	Employment Agreement of Glen J. Ritter, effective April 14, 2005. (incorporated by reference to Exhibit 10.8(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005)

10.10	—	Employment Agreement of Ernesto Bautista, III, effective January 1, 2004 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.11	—	Employment Agreement of Stuart J. Ford, effective January 1, 2004 (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.12	—	Restricted Stock Agreement between the Company and Kenneth T. White, Jr. dated as of May 12, 2004 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.13	—	Summary of 2006 Base Salary and 2005 Bonus Determinations for Named Executive Officers*

10.14	—	Summary of Director Compensation Policy*

21.1	—	List of Significant Subsidiaries of the Company*

23.1	—	Consent of Grant Thornton LLP**

23.2	—	Consent of PricewaterhouseCoopers LLP**

Exhibit
Number		Description
31.1	—	Certification of Chief Executive Officer of W-H Energy Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	—	Certification of Chief Financial Officer of W-H Energy Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	—	Certification of Chief Executive Officer of W-H Energy Services, Inc. pursuant to 18 U.S.C. Section 1350**

32.2	—	Certification of Chief Financial Officer of W-H Energy Services, Inc. pursuant to 18 U.S.C. Section 1350**

*	previously filed

**	filed herewith