Form 10-Q
period 2006-06-30
W-H ENERGY SERVICES INC
filed 2006-08-04
CIK 1051034

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)


    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM          TO



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]          Accelerated filer [X]          Non-
                              accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     As of August 3, 2006 there were outstanding 29,969,032 shares of common stock, par value $0.0001 per share, of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            W-H ENERGY SERVICES, INC.

                                      INDEX



                                                                             PAGE
                                                                             ----



                           PART I FINANCIAL INFORMATION
Item 1.  Financial Statements.............................................     1
         Consolidated Balance Sheets -- June 30, 2006 and December 31,
         2005.............................................................     1
         Consolidated Statements of Operations and Comprehensive
         Income -- Three and six months ended June 30, 2006 and 2005......     2
         Consolidated Statements of Cash Flows -- Six months ended June
         30, 2006 and 2005................................................     3
         Notes to Consolidated Financial Statements.......................     4
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................    11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......    17
Item 4.  Controls and Procedures..........................................    18

                            PART II OTHER INFORMATION
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......
Item 4.  Submission of Matters to a Vote of Security Holders..............    18
Item 6.  Exhibits.........................................................    18
Signatures................................................................    19

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            W-H ENERGY SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                             JUNE 30,   DECEMBER 31,
                                                               2006         2005
                                                             --------   ------------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                     AMOUNTS)



                                       ASSETS
Current Assets:
  Cash and cash equivalents................................  $ 17,803     $  9,914
  Accounts receivable, net of allowance of $6,342 and
     $5,243, respectively..................................   183,388      152,348
  Inventories..............................................    70,683       55,142
  Deferred income taxes....................................     8,109        5,625
  Prepaid expenses and other...............................    10,193       11,149
                                                             --------     --------
     Total current assets..................................   290,176      234,178
Property and equipment, net................................   286,614      257,286
Goodwill, net..............................................   113,821      113,569
Other assets, net..........................................    19,379       17,742
                                                             --------     --------
       Total assets........................................  $709,990     $622,775
                                                             ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accrued liabilities......................................  $ 53,227     $ 43,401
  Accounts payable.........................................    37,624       30,692
                                                             --------     --------
     Total current liabilities.............................    90,851       74,093
Long-term debt.............................................   150,000      165,000
Deferred income taxes......................................    42,026       40,214
Other long-term obligations................................     4,770        4,518
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $0.01 par value, 10,000,000 shares
     authorized, none issued and outstanding...............        --           --
  Common stock, $0.0001 par value, 100,000,000 shares
     authorized, 29,938,249 and 28,826,087 shares issued
     and outstanding, respectively.........................         3            3
  Additional paid-in capital...............................   263,544      235,392
  Deferred stock compensation..............................        --         (280)
  Other comprehensive income...............................    11,265        7,852
  Retained earnings........................................   147,531       95,983
                                                             --------     --------
     Total shareholders' equity............................   422,343      338,950
                                                             --------     --------
          Total liabilities and shareholders' equity.......  $709,990     $622,775
                                                             ========     ========




The accompanying notes are an integral part of these consolidated financial statements.

                            W-H ENERGY SERVICES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME



                                           FOR THE THREE MONTHS
                                                  ENDED              FOR THE SIX MONTHS ENDED
                                                 JUNE 30,                    JUNE 30,
                                        -------------------------   -------------------------
                                            2006          2005          2006          2005
                                        -----------   -----------   -----------   -----------
                                                             (UNAUDITED)
                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Revenues..............................  $   215,755   $   157,294   $   417,564   $   299,717
Costs and expenses:
  Cost of revenues....................      112,798        87,814       220,849       168,807
  Selling, general and
     administrative...................       37,541        27,514        72,021        53,407
  Warehouse fire related costs........           --         3,690            --         3,690
  Research and development............        4,001         4,523         7,845         9,261
  Depreciation and amortization.......       15,256        13,994        30,300        27,765
                                        -----------   -----------   -----------   -----------
     Total costs and expenses.........      169,596       137,535       331,015       262,930
                                        -----------   -----------   -----------   -----------
     Operating income.................       46,159        19,759        86,549        36,787
Other expense:
  Interest expense, net...............        2,195         2,758         4,370         5,005
  Other expense, net..................           76           156            95           286
                                        -----------   -----------   -----------   -----------
     Income before income taxes.......       43,888        16,845        82,084        31,496
  Provision for income taxes..........       15,795         5,598        30,536        11,566
                                        -----------   -----------   -----------   -----------
     Net income.......................  $    28,093   $    11,247   $    51,548   $    19,930
                                        ===========   ===========   ===========   ===========
Comprehensive income:
  Net income..........................  $    28,093   $    11,247   $    51,548   $    19,930
  Interest rate swap valuations.......          914          (883)        2,311          (883)
  Foreign currency translation
     adjustment.......................        1,586        (1,444)        1,102        (1,056)
                                        -----------   -----------   -----------   -----------
  Comprehensive income................  $    30,593   $     8,920   $    54,961   $    17,991
                                        ===========   ===========   ===========   ===========
Earnings per share:
  Basic...............................  $      0.95   $      0.40   $      1.76   $      0.72
  Diluted.............................  $      0.92   $      0.39   $      1.70   $      0.69
Number of shares used in calculation
  of earnings per share:
  Basic...............................   29,585,532    27,898,950    29,359,799    27,854,517
  Diluted.............................   30,549,999    28,684,997    30,369,401    28,678,945



The accompanying notes are an integral part of these consolidated financial statements.

                            W-H ENERGY SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                               -------------------
                                                                 2006       2005
                                                               --------   --------
                                                                   (UNAUDITED)
                                                                  (IN THOUSANDS)


Cash Flows from Operating Activities:
  Net income.................................................  $ 51,548   $ 19,930
  Adjustments to reconcile net income to cash provided by
     operating activities --
     Depreciation and amortization...........................    30,300     27,765
     Provision for doubtful accounts.........................     1,718        771
     Gain on sales of equipment..............................   (10,654)    (3,662)
     Deferred tax provision (benefit)........................    (1,535)     1,735
     Share-based compensation................................     2,424        343
     Amortization of deferred financing costs................       232        211
     Excess tax benefit from share-based compensation........   (10,809)        --
     Changes in operating assets and liabilities --
       Accounts receivable, net..............................   (32,728)   (16,354)
       Inventories...........................................   (15,539)    (5,219)
       Prepaid expenses and other............................     2,233      6,829
       Other assets, net.....................................      (255)      (400)
       Accounts payable and accrued liabilities..............    27,401      2,104
                                                               --------   --------
          Net cash provided by operating activities..........    44,336     34,053
                                                               --------   --------
Cash Flows from Investing Activities:
  Additions to property and equipment........................   (63,520)   (50,788)
  Proceeds from sales of equipment...........................    14,997      6,313
                                                               --------   --------
          Net cash used in investing activities..............   (48,523)   (44,475)
                                                               --------   --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt.........................    21,732     61,783
  Payments on debt...........................................   (36,732)   (52,588)
  Proceeds from the exercise of stock options................    15,199      1,634
  Excess tax benefit from share-based compensation...........    10,809         --
                                                               --------   --------
          Net cash provided by financing activities..........    11,008     10,829
                                                               --------   --------
Effect of exchange rate changes on cash......................     1,068      1,171
                                                               --------   --------
Net increase in Cash and Cash Equivalents....................     7,889      1,578
Cash and Cash Equivalents, beginning of period...............     9,914     10,448
                                                               --------   --------
Cash and Cash Equivalents, end of period.....................  $ 17,803   $ 12,026
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

  BASIS OF PRESENTATION

     The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H's Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

  ACCOUNTING POLICIES AND PROCEDURES

     Other than the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R "Share-Based Payment" ("SFAS No. 123R") as disclosed in Note 6, W-H has not added to or changed its accounting policies since December 31, 2005. For a description of these policies, refer to Note 2 of the Consolidated Financial Statements in W-H's Annual Report on Form 10-K/A for the year ended December 31, 2005.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, W-H will adopt FIN 48 effective as of January 1, 2007. W-H has not yet determined the impact that FIN 48 will have on its consolidated financial statements or on the effective tax rate in future years.

2.  EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed considering the dilutive effect of stock options and nonvested restricted shares. For the three months ended June 30, 2006 and 2005, 964,467 and 786,047 shares respectively, resulting from the assumed exercise of outstanding stock options and outstanding nonvested restricted shares were added to the denominator because the inclusion of such shares would be dilutive. For the six months ended June 30, 2006 and 2005, 1,009,602 and 824,428 shares, respectively, resulting from the assumed exercise of outstanding stock options and outstanding nonvested restricted shares were added to the denominator because the inclusion of such shares

                            W-H ENERGY SERVICES, INC.

would be dilutive. For the three months and six months ended June 30, 2006, there were no anti-dilutive shares excluded from the computation of earnings per share. For the three months and six months ended June 30, 2005, 92,000 shares were excluded from the computation of earnings per share because the inclusion of such shares would have been anti-dilutive.

3.  INVENTORIES

     The components of inventories as of June 30, 2006 and December 31, 2005 were as follows (in thousands):


                                                        JUNE 30,   DECEMBER 31,
                                                          2006         2005
                                                        --------   ------------


Finished goods........................................   $63,147      $49,248
Work-in-process.......................................     4,849        3,658
Raw materials and supplies............................    11,083        8,506
Inventory reserve.....................................    (8,396)      (6,270)
                                                         -------      -------
  Inventories.........................................   $70,683      $55,142
                                                         =======      =======



4.  CREDIT FACILITY

     W-H maintains a revolving credit facility with certain lenders to provide for its cash, liquidity and other borrowing needs. The credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of June 30, 2006, W-H had an outstanding loan balance of $150.0 million and approximately $8.0 million in letters of credit issued under its credit facility, resulting in an available borrowing capacity on such date of approximately $217.0 million.

     Amounts borrowed under the credit facility bear interest, at W-H's election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0%, depending upon W-H's leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0%, depending upon W-H's leverage ratio. As of June 30, 2006, borrowings under the credit facility bore interest at LIBOR plus the then applicable margin of 1.0%.

     In May 2005, W-H entered into interest rate swap agreements with a total notional amount of $150.0 million related to its credit facility. Under these agreements, W-H receives interest at a floating rate equal to three-month LIBOR and pays interest at a fixed rate of 4.24%. The three-month LIBOR rate as of June 30, 2006 was approximately 5.3%.

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

                            W-H ENERGY SERVICES, INC.

settlements, rulings, advice of legal counsel and events pertaining to a particular case. Litigation is inherently unpredictable. Based upon information currently available, management believes that the ultimate liability with respect to these proceedings and claims will not materially affect W-H's consolidated results of operations or financial position.

6.  SHARE-BASED COMPENSATION

     On May 10, 2006, W-H's shareholders approved the 2006 Stock Awards Plan (the "2006 Plan"). Under the 2006 Plan, W-H may grant awards including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and other stock-based awards. An aggregate of 1,100,000 shares of W-H's common stock are reserved for issuance under the plan, subject to adjustments as described in the plan. The number of shares reserved for issuance will be reduced only by the number of shares of common stock delivered in payment or settlement of awards. Any shares of common stock issued in connection with restricted stock, restricted stock units, performance units or other full value awards will count against the limit of reserved shares as 1.7 shares of common stock for every one share of common stock issued. Shares of common stock issued in connection with other types of awards will be counted against the limit of reserved shares as one share of common stock for every one share of common stock issued. Each award granted under the 2006 Plan is subject to such terms and conditions as the compensation committee of W-H's Board of Directors may approve.

     W-H does not intend to grant stock options in the near term. In lieu of stock option awards, W-H intends to award restricted stock and utilize a cash incentive plan for senior management and other key employees.

     On May 31, 2006, W-H awarded a total of 117,000 shares of restricted stock under the 2006 Plan to certain employees and directors. The restricted stock vests ratably over a four-year period, commencing on the grant date, in 25% increments after each year of service has been completed. The fair value of the restricted stock issued was approximately $6.6 million, and is being recognized as compensation expense over the four-year vesting period.

     Under the 2006 Plan, W-H is no longer permitted to issue new awards under its 1997 Stock Option Plan (the "1997 Plan"). As of June 30, 2006, 1,712,179 stock options were outstanding under the 1997 Plan. The options currently outstanding under the 1997 Option Plan vest ratably over a four-year period, commencing on the grant date, in 25% increments after each year of service has been completed, and will expire ten years from their respective grant dates. The terms of each option also provide that if an optionee's employment terminates for any reason, the option may be exercised during the three-month period following such termination, but only to the extent vested at the time of such termination.

     On March 29, 1999, prior to its initial public offering, W-H issued 900,900 options to its chief executive officer under a separate non-statutory option plan. These options have a 10-year term and an exercise price of $4.55 per share. As of June 30, 2006, the remaining unexercised options to purchase 445,000 shares of common stock were vested.

     Prior to January 1, 2006, W-H accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and the disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in W-H's net income for grants of stock options to employees because W-H granted stock options with an exercise price equal to the market value of its common stock on the date of grant. The reported stock-based compensation expense, net of related tax effects, is disclosed in the table below and represents the amortization of a restricted stock grant.

                            W-H ENERGY SERVICES, INC.

     If compensation expense for the stock options granted to employees and directors had been determined using the fair value method, net income and diluted net income per share for the three and six months ended June 30, 2005 would have been reduced to the following pro forma amounts:


                                                       THREE MONTHS     SIX MONTHS
                                                          ENDED           ENDED
                                                      JUNE 30, 2005   JUNE 30, 2005
                                                      -------------   -------------


Net income, as reported.............................     $11,247         $19,930
Add: Total stock-based employee compensation expense
  included in reported net income, net of related
  tax effect........................................          95             214
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effect.........        (588)         (1,114)
                                                         -------         -------
Pro forma net income................................     $10,754         $19,030
                                                         =======         =======
Earnings per share:
  Basic, as reported................................     $  0.40         $  0.72
  Diluted, as reported..............................     $  0.39         $  0.69
  Basic, pro forma..................................     $  0.39         $  0.68
  Diluted, pro forma................................     $  0.37         $  0.66
Weighted-average fair value per share of options
  granted...........................................     $ 11.63         $ 11.63


     Effective January 1, 2006, W-H adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation cost for the six months ended June 30, 2006 includes the portion of any options vesting during the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) any share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model. Before the adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the historical option grants for the years ended December 31, 2005, 2004 and 2003: risk-free interest rates between 3.9% and 4.6%; dividend rates of zero; expected lives between 5.6 years and 6.7 years; and expected volatilities between 49.6% and 50.7%.

     Under the Black-Scholes option-pricing model, W-H estimated volatility using only its historical share price performance over the expected life of the option. Under SFAS No. 123R, however, W-H will estimate expected volatility using a blend of implied volatility based on market-traded options on W-H's common stock and historical volatility of W-H's common stock over the contractual life of the options. Results of prior periods do not reflect any restated amounts and W-H had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. For awards with service conditions and a graded vesting schedule only, W-H recognizes compensation expense on a straight-line basis over the requisite service period for the entire award. W-H's policy is to issue new shares of common stock to satisfy stock option exercises or grants of restricted shares.

     For the six months ended June 30, 2006, the adoption of SFAS No. 123R decreased W-H's reported operating income and income before income taxes by approximately $2.1 million, reported net income by $1.4 million and reported basic and diluted net earnings per share by $0.05 per share. The share-based compensation expense is reported in cost of revenues or selling, general and administrative expense based on the classification of the optionees' cash compensation expenses. The adoption of SFAS No. 123R resulted in a decrease in reported cash flow from operating activities of $10.8 million offset by an increase in reported cash flow from financing activities of $10.8 million for the six months ended June 30, 2006. W-H's adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities or basic and diluted net earnings per share in the comparable 2005 period.

                            W-H ENERGY SERVICES, INC.

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

     A summary of W-H's stock options from December 31, 2005 to June 30, 2006 is as follows:


                                                                  WEIGHTED AVERAGE
                                   NUMBER OF   WEIGHTED AVERAGE       REMAINING         AGGREGATE
                                    OPTIONS     PRICE PER SHARE   CONTRACTUAL TERM   INTRINSIC VALUE
                                   ---------   ----------------   ----------------   ---------------
                                                                       (YEARS)         (AMOUNTS IN
                                                                                        THOUSANDS)


Outstanding at December 31,
  2005..........................   3,167,666        $16.07
Granted.........................          --            --
Exercised.......................    (995,362)        15.34
Expired/canceled................     (15,125)        21.17
                                   ---------
Outstanding at June 30, 2006....   2,157,179         16.37               6.2             $74,327
                                   =========
Exercisable at June 30, 2006....   1,287,179         13.60               4.8             $47,925
                                   =========



     As of June 30, 2006, there was approximately $7.6 million of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted-average period of 1.7 years. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $31.2 million.

     During the six months ended June 30, 2006, cash received from options exercised was approximately $15.2 million, and the excess tax benefit from share-based compensation totaled approximately $10.8 million.

     A summary of W-H's restricted stock from December 31, 2005 to June 30, 2006 is as follows:


                                                                 WEIGHTED AVERAGE
                                                     NUMBER OF      FAIR VALUE
                                                       SHARES        PER SHARE
                                                     ---------   ----------------


Nonvested balance at December 31, 2005.............    50,000         $17.57
Granted............................................   117,000          56.34
Vested.............................................   (25,000)         17.57
Forfeited..........................................        --             --
                                                      -------         ------
Nonvested balance at June 30, 2006.................   142,000         $49.51
                                                      =======         ======



     The total grant-date fair value of shares vested during the six months ended June 30, 2006 was approximately $0.4 million. As of June 30, 2006, there was approximately $6.6 million of total unrecognized compensation cost related to nonvested restricted stock awards that is expected to be recognized over a weighted-average period of 2.4 years.

                            W-H ENERGY SERVICES, INC.

7.  OPERATING SEGMENTS

     Management has elected to aggregate W-H's business unit segments based on the differences in each segment's customers, the products and services offered and other economic characteristics. Based on these criteria, management has identified the following reportable segments: (1) drilling related products and services and (2) completion and workover related products and services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in W-H's Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     The completion and workover segment provides products and services primarily to customers onshore in the United States and offshore in the Gulf of Mexico. These products and services include: (1) cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment; (2) coiled tubing; (3) polymers and specialty chemicals and (4) rental tools.

  SUMMARY INFORMATION

     W-H recognizes revenues, operating income, depreciation and amortization expense, total assets and capital expenditures by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the three months ended June 30, 2006:


                                         DRILLING   COMPLETION   CORPORATE     TOTAL
                                         --------   ----------   ---------   --------


Revenues...............................  $134,607    $ 81,148     $    --    $215,755
Operating income.......................    26,167      24,639      (4,647)     46,159
Depreciation and amortization..........     9,300       5,899          57      15,256
Total assets...........................   422,812     256,194      30,984     709,990
Capital expenditures...................    21,613       9,405          17      31,035


     As of and for the three months ended June 30, 2005:


                                         DRILLING   COMPLETION   CORPORATE     TOTAL
                                         --------   ----------   ---------   --------


Revenues...............................  $100,743    $ 56,551     $    --    $157,294
Operating income.......................     8,942      13,783      (2,966)     19,759
Depreciation and amortization..........     8,925       5,005          64      13,994
Total assets...........................   351,759     216,054      15,994     583,807
Capital expenditures...................    10,866       5,556           8      16,430


     As of and for the six months ended June 30, 2006:


                                         DRILLING   COMPLETION   CORPORATE     TOTAL
                                         --------   ----------   ---------   --------


Revenues...............................  $263,657    $153,907     $    --    $417,564
Operating income.......................    51,128      43,990      (8,569)     86,549
Depreciation and amortization..........    18,743      11,420         137      30,300
Total assets...........................   422,812     256,194      30,984     709,990
Capital expenditures...................    38,652      24,827          41      63,520

                            W-H ENERGY SERVICES, INC.

     As of and for the six months ended June 30, 2005:


                                         DRILLING   COMPLETION   CORPORATE     TOTAL
                                         --------   ----------   ---------   --------


Revenues...............................  $192,541    $107,176     $    --    $299,717
Operating income.......................    16,768      25,835      (5,816)     36,787
Depreciation and amortization..........    17,806       9,829         130      27,765
Total assets...........................   351,759     216,054      15,994     583,807
Capital expenditures...................    31,131      19,634          23      50,788


     W-H operates in the United States, the North Sea and other select geographic regions. The following is summary information by geographic region (in thousands):

  REVENUES


                                             FOR THE THREE
                                                 MONTHS          FOR THE SIX MONTHS
                                             ENDED JUNE 30,        ENDED JUNE 30,
                                          -------------------   -------------------
                                            2006       2005       2006       2005
                                          --------   --------   --------   --------


United States...........................  $194,070   $141,671   $375,653   $269,010
North Sea...............................    11,317      7,205     18,624     14,081
Other...................................    10,368      8,418     23,287     16,626
                                          --------   --------   --------   --------
  Total.................................  $215,755   $157,294   $417,564   $299,717
                                          ========   ========   ========   ========



  OPERATING INCOME


                                              FOR THE THREE        FOR THE SIX
                                                  MONTHS              MONTHS
                                              ENDED JUNE 30,      ENDED JUNE 30,
                                            -----------------   -----------------
                                              2006      2005      2006      2005
                                            -------   -------   -------   -------


United States.............................  $44,380   $20,696   $81,778   $36,335
North Sea.................................    1,765      (496)    2,327      (754)
Other.....................................       14      (441)    2,444     1,206
                                            -------   -------   -------   -------
  Total...................................  $46,159   $19,759   $86,549   $36,787
                                            =======   =======   =======   =======



  LONG-LIVED ASSETS


                                                        JUNE 30,   DECEMBER 31,
                                                          2006         2005
                                                        --------   ------------


United States.........................................  $402,587     $369,782
North Sea.............................................     8,131        9,498
Other.................................................     9,096        9,317
                                                        --------     --------
  Total...............................................  $419,814     $388,597
                                                        ========     ========



8.  SUBSEQUENT EVENTS

     On July 24, 2006, W-H acquired Mt. Pulaski Products, Inc. and related companies ("Mt. Pulaski"), a processed corncob products company headquartered in Mt. Pulaski, Illinois. Mt. Pulaski's products are used in various applications including drilling fluids. W-H anticipates that the acquisition of this supplier will improve operating margins in one of W-H's drilling fluids subsidiaries and provide opportunities for geographic expansion. Total consideration for this acquisition of approximately $10.4 million included $9.4 million in cash and 20,358 shares of W-H common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that involve risks, uncertainties and assumptions. The words "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, trends in oil and natural gas prices, capital expenditures by customers, oil and natural gas industry activity, difficulty in continuing to develop, produce and commercialize technologically advanced products and services, weather conditions in offshore and land markets, risks associated with events that result in personal injuries, loss of life, damage to or destruction of property, equipment or the environment and suspension of operations, unavailability of or costs associated with insurance, our ability to attract and retain skilled workers, the loss of key members of management, competition in our industry, compliance with and developments in environmental and other governmental regulations, loss of use of certain technologies, the concentration of customers in the energy industry, our ability to successfully integrate future acquisitions, political and economic risks including changes in tax laws, an impairment of goodwill, as well as restrictions on our ability to raise additional funds. For additional discussion of these risks, please see the discussion set forth under the heading "Item 1A -- Risk Factors" contained in our most recent Annual Report filed on Form 10-K with the Securities and Exchange Commission ("SEC").

OVERVIEW OF OUR PRODUCTS AND SERVICES

     We provide drilling related products and services and completion and workover related products and services to major and independent oil and natural gas companies, drilling contractors and other oilfield service companies. The majority of our revenues are generated from charging our customers day rates, based on the number of days our products and services are used. We also sell certain products used in the exploration for and production of oil and natural gas and receive revenues from our customers in connection with these sales. Our primary expenses are salaries for our personnel and the costs associated with expendable parts and supplies, research and development, repair and maintenance of rental equipment and costs of products sold as well as general operational costs. As a result of increased demand and competition for skilled personnel, compensation costs to attract and retain employees have been increasing.

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

     In July 2001, exploration and development activity levels in the United States peaked and subsequently began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738, which consisted of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003 and this trend has continued through the first half of 2006. This increase, however, resulted almost entirely from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,192, 1,383 and 1,578 for 2004, 2005 and the first six months of 2006, respectively. Of these figures, land rigs comprised 1,095, 1,290 and 1,489, respectively, and offshore rigs comprised 97, 93 and 89, respectively, for the same periods. The offshore rig count did improve during the second quarter of 2006 but remains well below the previous peak levels of 2001.

     We believe that the overall long-term outlook for domestic natural gas exploration and development activity remains positive. First, despite significant increases in drilling activity in 2005 and through the first half of 2006, natural gas production, excluding the impact of Hurricanes Katrina and Rita, has increased only nominally. Second, industrial gas consumption, electric power generation, and a healthy economy continue to drive domestic natural gas demand. We believe that these factors will keep upward pressure on long-term natural gas prices. In addition, we have seen a consolidation in the ownership of Gulf of Mexico oil and natural gas reserves to companies who have a more aggressive approach to developing these reserves. We do have a concern that the current high storage levels of natural gas, which primarily resulted from the relatively mild winter in 2005-2006, could negatively impact natural gas prices in the near term. This may result in a slowdown in natural gas drilling or production activity or both. As of early August 2006, the relatively hot weather throughout most of the United States is helping to offset the high storage levels of natural gas and natural gas drilling and production activities remain strong. We believe any slowdown that may occur would be short-lived as long as the positive factors set forth above affecting long-term supply and demand remain in place.

     Outside of the United States, the North Sea remains our largest drilling segment market. According to statistics published by Baker Hughes, the number of rotary rigs operating in the North Sea declined from an average of 67 in January 2002 to a low of 28 in February 2005, before recovering to an average of 54 in June 2006. We expect no significant change in activity levels in the North Sea in the near term.

  DRILLING RELATED PRODUCTS AND SERVICES

     Revenue from our drilling related products and services segment provided approximately 63% of our consolidated revenue for the six months ended June 30, 2006. Approximately 84% of our drilling segment revenue for this period was generated in the United States, including the Gulf of Mexico. The remaining 16% was generated in various international locations.

     As the improvement in drilling activity in the United States has been onshore, we have sought to increase the content of our land-based services. In October 2002, in response to this developing trend, we made the strategic decision to enter the directional drilling business in North America. As a result of this decision and the growth in the United States land rig count, we have successfully leveraged our new directional drilling business to effect an increase in the utilization of our measurement-while-drilling tools and down-hole drilling motor fleet. The increased utilization of our measurement-while-drilling tools and down-hole drilling motor fleet has helped to offset the slowdown in domestic offshore activity. However, our logging-while-drilling revenues from the offshore market have outperformed the rig count numbers as a result of performing more jobs with a higher content of our services, improved prices and an increase in our share of this market.

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

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     Our completion and workover related products and services segment provided approximately 37% of our consolidated revenue for the six months ended June 30, 2006. Revenues provided by this segment are almost entirely derived from the United States and the Gulf of Mexico. While revenues from this segment are affected by the level of oil and natural gas prices, activity in this segment is only modestly affected by drilling activity as discussed above. As a result, our completion and workover related products and services segment has provided stability during prolonged downturns in drilling activity.

     In response to the increase in land-based activity, we increased our revenue capacity in this segment through acquisitions in 2002 and 2003. Since that time, we have organically grown in these markets through capital spending, which, when combined with our acquisitions, has strengthened and further diversified our operations. Presently, we continue to grow our existing operations and expand our geographic reach, particularly in areas of large unconventional natural gas reserves. Continued growth in this segment will be dependent upon, among other factors, industry activity levels, prices of oil and natural gas, our capital expenditure program and our ability to attract and retain qualified service personnel and field engineers required to operate the specialized equipment used in this business.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-Q.

  THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

     Revenues. Revenues increased by $58.5 million, or approximately 37%, to $215.8 million for the three months ended June 30, 2006 from $157.3 million for the three months ended June 30, 2005. This increase was primarily attributable to higher levels of activity and demand for certain of our products and services, additional revenue capacity from our capital expenditure investments, and favorable pricing.

     Revenues from our drilling related products and services increased by $33.9 million, or approximately 34%, to $134.6 million for the three months ended June 30, 2006 from $100.7 million for the three months ended June 30, 2005. We attribute the increase in revenues in this segment to:

     - a 22% increase in the average number of rotary rigs operating in the United States, resulting in an increase in demand for our directional drilling services and technologically advanced services and tools, rental tools and drilling fluids products;

     - our larger asset base resulting from our capital expenditure investments;

     - improved pricing; and

     - an increase in our Gulf of Mexico market share, resulting from higher utilization of our existing logging-while-drilling tools and commercialization of certain of our new technologies discussed earlier.

     Revenues from our completion and workover related products and services increased by $24.5 million, or approximately 43%, to $81.1 million for the three months ended June 30, 2006 from $56.6 million for the three months ended June 30, 2005. We attribute the increase in revenues in this segment to:

     - higher demand for our tools and services as a result of an overall increase in activity levels;

     - an increase in our cased-hole wireline and coiled tubing fleets and other capital expenditure investments;

     - improved pricing; and

     - onshore geographic expansion.

     Cost of Revenues. Cost of revenues increased by $25.0 million, or approximately 28%, to $112.8 million for the three months ended June 30, 2006 from $87.8 million for the three months ended June 30, 2005. As a percentage of revenues, cost of revenues decreased to 52% for the three months ended June 30, 2006 from 56% for the three months ended June 30, 2005. The decrease in cost of revenues as a percentage of revenues was primarily due to a change in our revenue mix, improved utilization in both business segments and higher pricing. In particular, our revenue mix was affected by revenue increases in our higher margin logging-while-drilling, measurement-while-drilling, directional drilling and coiled tubing operations. These margin improvements were partially offset by higher employee compensation expenses and other operational costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10.0 million, or approximately 36%, to $37.5 million for the three months ended June 30, 2006 from $27.5 million for the three months ended June 30, 2005. The increase was primarily attributable to increased selling costs attributable to our revenue growth and other personnel costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses was 17% for each of the three-month periods ended June 30, 2006 and 2005.

     Warehouse Fire Related Costs. On April 17, 2005, a Houston warehouse facility operated by one of our subsidiaries was destroyed by a fire. For the three months ended June 30, 2005, we reported $3.7 million in costs associated with this fire, net of anticipated insurance reimbursements. This amount has been reflected in the Consolidated Statements of Operations and Comprehensive Income under the caption "Warehouse fire related costs" and as a reduction to operating income for the drilling segment in Footnote 7 "Operating Segments" for the three-month and six-month periods ended June 30, 2005.

     Research and Development Expenses. Research and development expenses decreased by $0.5 million, or approximately 11%, to $4.0 million for the three months ended June 30, 2006 from $4.5 million for the three months ended June 30, 2005. This decrease was the result of a higher rate of research and development spending in the corresponding period in 2005 on our PathFinder Energy Services, Inc. technologies, including our PathMaker(R) 8 1/2" 3-Dimensional Rotary Steerable tool.

     Depreciation and Amortization. Depreciation and amortization increased by $1.3 million, or approximately 9%, to $15.3 million for the three months ended June 30, 2006 from $14.0 million for the three months ended June 30, 2005. This increase was the result of a larger depreciable asset base resulting from our capital expenditure investments.

     Interest and Other Expense. Interest and other expense for the three months ended June 30, 2006 was $2.3 million, a decrease of $0.6 million, or approximately 21%, from $2.9 million for the three months ended June 30, 2005. This decrease was primarily due to decreased interest expense due to lower outstanding borrowings under our credit facility.

     Provision for Income Taxes. Our effective income tax rate for the three months ended June 30, 2006 was 36% as compared to 33% for the three months ended June 30, 2005. The 2006 period included a non-recurring tax benefit of approximately $0.9 million related to the write-off of deferred tax liabilities due to a new tax law enacted in Texas during the period. The increase in the 2006 effective rate compared to 2005 was due to several factors including, but not limited to, a tax benefit in the 2005 period related to settlement of a foreign tax audit, and fluctuations in income across tax jurisdictions with varying tax rates. We anticipate that the effective income tax rate for the remainder of 2006 will range from 38% to 39% assuming no additional discrete tax items. Beginning in 2007, the tax law change in Texas is expected to increase our overall effective tax rate.

  SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

     Revenues. Revenues increased by $117.9 million, or approximately 39%, to $417.6 million for the six months ended June 30, 2006 from $299.7 million for the six months ended June 30, 2005. This increase was primarily attributable to higher levels of activity and demand for certain of our products and services, additional revenue capacity from our capital expenditure investments, and favorable pricing.

     Revenues from our drilling related products and services increased by $71.2 million, or approximately 37%, to $263.7 million for the six months ended June 30, 2006 from $192.5 million for the six months ended June 30, 2005. We attribute the increase in revenues in this segment to:

     - a 20% increase in the average number of rotary rigs operating in the United States, resulting in an increase in demand for our directional drilling services and technologically advanced services and tools, rental tools and drilling fluids products;

     - our larger asset base resulting from our capital expenditure investments;

     - improved pricing; and

     - an increase in our Gulf of Mexico market share, resulting from higher utilization of our existing logging-while-drilling tools and commercialization of certain of our new technologies discussed earlier.

     Revenues from our completion and workover related products and services increased by $46.7 million, or approximately 44%, to $153.9 million for the six months ended June 30, 2006 from $107.2 million for the six months ended June 30, 2005. We attribute the increase in revenues in this segment to:

     - higher demand for our tools and services as a result of an overall increase in activity levels;

     - an increase in our cased-hole wireline and coiled tubing fleets and other capital expenditure investments;

     - improved pricing; and

     - onshore geographic expansion.

     Cost of Revenues. Cost of revenues increased by $52.0 million, or approximately 31%, to $220.8 million for the six months ended June 30, 2006 from $168.8 million for the six months ended June 30, 2005. As a percentage of revenues, cost of revenues decreased to 53% for the six months ended June 30, 2006 from 56% for the six months ended June 30, 2005. The decrease in cost of revenues as a percentage of revenues was primarily due to a change in our revenue mix in our drilling related products and services, improved utilization in both business segments and higher pricing. In particular, our revenue mix was affected by revenue increases in our higher margin logging-while-drilling, measurement-while-drilling, directional drilling and coiled tubing operations. These margin improvements were partially offset by higher employee compensation expenses and other operational costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $18.6 million, or approximately 35%, to $72.0 million for the six months ended June 30, 2006 from $53.4 million for the six months ended June 30, 2005. The increase was primarily attributable to increased selling costs attributable to our revenue growth and other personnel costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses decreased to 17% for the six months ended June 30, 2006 from 18% for the six months ended June 30, 2005.

     Warehouse Fire Related Costs. On April 17, 2005, a Houston warehouse facility operated by one of our subsidiaries was destroyed by a fire. For the six months ended June 30, 2005, we reported $3.7 million in costs associated with this fire, net of anticipated insurance reimbursements. This amount has been reflected in the Consolidated Statements of Operations and Comprehensive Income under the caption "Warehouse fire related costs" and as a reduction to operating income for the drilling segment in Footnote 7 "Operating Segments" for the three-month and six-month periods ended June 30, 2005.

     Research and Development Expenses. Research and development expenses decreased by $1.5 million, or approximately 16%, to $7.8 million for the six months ended June 30, 2006 from $9.3 million for the six months ended June 30, 2005. This decrease was the result of a higher rate of research and development spending in the corresponding period in 2005 on our PathFinder Energy Services, Inc. technologies, including our PathMaker(R) 8 1/2" 3-Dimensional Rotary Steerable tool.

     Depreciation and Amortization. Depreciation and amortization increased by $2.5 million, or approximately 9%, to $30.3 million for the six months ended June 30, 2006 from $27.8 million for the six months ended June 30, 2005. This increase was the result of a larger depreciable asset base resulting from our capital expenditure investments.

     Interest and Other Expense. Interest and other expense for the six months ended June 30, 2006 was $4.5 million, a decrease of $0.8 million, or approximately 15%, from $5.3 million for the six months ended June 30, 2005. This decrease was primarily due to lower outstanding borrowings under our credit facility offset, in part, by higher interest rates.

     Provision for Income Taxes. Our effective income tax rate for the six-month periods ended June 30, 2006 and 2005 was 37%. The 2006 period included a non-recurring tax benefit of approximately $0.9 million related to the write-off of deferred tax liabilities due to a new tax law enacted in Texas during the period. The 2005 period included a tax benefit related to settlement of a foreign tax audit. We anticipate that the effective income tax rate for the remainder of 2006 will range from 38% to 39% assuming no additional discrete tax items. Beginning in 2007, the tax law change in Texas is expected to increase our overall effective tax rate.

RECENT ACCOUNTING PRONOUNCEMENTS

     We adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("SFAS No. 123R") as of January 1, 2006 using the modified prospective method in which compensation cost is recognized based (1) on the requirements of SFAS No. 123R for all share-based payments granted after January 1, 2006 and (2) on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. For the six months ended June 30, 2006, we recorded approximately $2.1 million of pretax expense relating to this pronouncement for nonvested share-based payments granted prior to January 1, 2006. The Compensation Committee of our Board of Directors may award additional stock options during 2006 which would increase the amount of this expense prospectively. See Note 6 to the Consolidated Financial Statements for additional information.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification, and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, we will adopt FIN 48 effective as of January 1, 2007. We have not yet determined the impact that FIN 48 will have on our consolidated financial statements or on the effective tax rate in future years.

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

  CASH FLOW

     Working capital was $199.3 million as of June 30, 2006 and $160.1 million as of December 31, 2005. Net cash provided by operating activities was $44.3 million for the six months ended June 30, 2006 and $34.1 million for the six months ended June 30, 2005. The increase in working capital and cash flow from operating activities was largely due to increases in activity levels across all business lines.

     Net cash used in investing activities was $48.5 million for the six months ended June 30, 2006 and $44.5 million for the six months ended June 30, 2005. The increase in net cash used in investing activities was the result of increased capital expenditures which was partially offset by an increase in proceeds from sales of equipment which are primarily lost-in-hole proceeds we receive from a customer when our rental equipment is involuntarily damaged or lost-in-hole.

     Net cash provided by financing activities was $11.0 million for the six months ended June 30, 2006 and $10.8 million for the six months ended June 30, 2005. Changes in net cash related to financing activities were primarily the result of net repayments of borrowings under our credit facility in the 2006 period compared to net borrowings under our credit facility in the 2005 period. Additionally, the 2006 period included significantly higher proceeds from the exercise of stock options and the related tax benefits.

     For the six months ended June 30, 2006, we made capital expenditures, primarily for rental equipment of $63.5 million, which included expenditures for the replacement of rental equipment including rental tools damaged or lost-in-hole. In addition, we incurred $4.0 million in research and development expenses for the six months ended June 30, 2006.

  CAPITAL RESOURCES

  Credit Agreement

     As more fully described under Item 1, Note 4, we maintain a revolving credit facility to provide for our cash, liquidity and other borrowing needs. This credit facility provides for aggregate borrowings of up to $375 million and matures on May 5, 2010. As of June 30, 2006, we had an outstanding loan balance of $150.0 million and approximately $8.0 million in letters of credit issued under our credit facility, resulting in available borrowing capacity on such date of approximately $217.0 million.

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

     We believe that our internally generated cash flow combined with access to our credit facility will be sufficient to meet the liquidity requirements necessary to fund our operations, capital expenditures, research and development and debt service requirements for at least the next 12 months. However, our ability to maintain our credit facility and the sufficiency of our internally generated cash flow can be impacted by economic conditions outside of our control.

     The continuation of our acquisition strategy may require substantial capital. We currently intend to finance future acquisitions through issuances of our equity or debt securities, cash on hand and through borrowings under our credit facility. Using debt to complete acquisitions could substantially limit our operational and financial flexibility and using equity could dilute the ownership interests of our existing shareholders. The extent to which we will be able or are willing to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment. If we are unable to obtain additional capital on acceptable terms, we may be unable to grow through acquisitions.

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

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Under these agreements, we receive interest at a floating rate equal to three-month LIBOR and pay interest at a fixed rate of 4.24%. The three-month LIBOR rate as of June 30, 2006 was approximately 5.3%. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the interest rate we pay under our credit facility would have had no impact on our net interest expense for the six months ended June 30, 2006.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On July 24, 2006, one of our subsidiaries acquired Mt. Pulaski Products, Inc. and related companies from three individuals for consideration consisting of $9.4 million in cash and 20,358 shares of our common stock. Such common stock issuance constituted a private placent that was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of such act and pursuant to Regulation D thereunder. No underwriters participated in such issuance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2006 annual meeting of the shareholders of the Company was held was held on May 10, 2006. The purpose of the meeting was to elect members of our Board of Directors and approve our 2006 Stock Awards Plan.

     At the annual meeting, each of the directors nominated by our Board of Directors to serve a one-year term until the 2007 annual meeting of shareholders was re-elected (there were no broker non-votes):


                                                           FOR       WITHHELD
                                                       ----------   ---------


Kenneth T. White, Jr. ...............................  23,810,421     989,802
John R. Brock........................................  23,430,127   1,370,096
James D. Lightner....................................  23,430,127   1,370,096
Christopher Mills....................................  23,724,720   1,075,503
Milton L. Scott......................................  22,926,557   1,873,666
Robert H. Whilden, Jr. ..............................  23,750,437   1,049,786

     The shareholders also approved the 2006 Stock Awards Plan by the following vote:


    FOR                     AGAINST                  ABSTAIN                 NOT VOTED
----------                 ---------                 -------                 ---------


20,276,853                 2,452,572                  4,738                  2,076,047


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

                                        W-H ENERGY SERVICES, INC.

                                        By:     /s/ ERNESTO BAUTISTA, III
                                            ------------------------------------
                                                    Ernesto Bautista, III
                                             Vice President and Chief Financial
                                                           Officer
                                                (Principal Financial Officer)

Date: August 4, 2006

                                  EXHIBIT INDEX



    10.1      --   W-H Energy Services, Inc. 2006 Stock Awards Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K
                   filed with The Commission on May 10, 2006)
    10.2      --   Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K
                   filed with The Commission on May 10, 2006)
    10.3      --   Form of Restricted Stock Award Agreement (incorporated by reference to
                   Exhibit 10.3 to the Company's Current Report on Form 8-K filed with
                   The Commission on May 10, 2006)
    31.1*     --   Certification of Chief Executive Officer of W-H Energy Services, Inc.
                   pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2*     --   Certification of Chief Financial Officer of W-H Energy Services, Inc.
                   pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1*     --   Certification of Chief Executive Officer of W-H Energy Services, Inc.
                   pursuant 18 U.S.C. Section 1350
    32.2*     --   Certification of Chief Financial Officer of W-H Energy Services, Inc.
                   pursuant 18 U.S.C. Section 1350


--------

   * Filed herewith