Form 10-Q
period 2006-09-30
W-H ENERGY SERVICES INC
filed 2006-11-07
CIK 1051034

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM           TO



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

     As of November 1, 2006 there were outstanding 30,121,482 shares of common stock, par value $0.0001 per share, of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            W-H ENERGY SERVICES, INC.

                                      INDEX



                                                                             PAGE
                                                                             ----



                           PART I FINANCIAL INFORMATION
Item 1.  Financial  Statements............................................     3
         Consolidated Balance Sheets -- September 30, 2006 and December
         31, 2005.........................................................     3
         Consolidated Statements of  Operations and Comprehensive
         Income -- Three and nine months ended September 30, 2006 and
         2005.............................................................     4
         Consolidated Statements of Cash Flows -- Nine months ended
         September 30, 2006 and 2005......................................     5
         Notes to Consolidated Financial Statements.......................     6
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................    14
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......    20
Item 4.  Controls and Procedures..........................................    21

                            PART II OTHER INFORMATION
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......    21
Item 6.  Exhibits.........................................................    21
Signatures................................................................    22

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            W-H ENERGY SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                 2006           2005
                                                            -------------   ------------
                                                                     (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT
                                                                 PER SHARE AMOUNTS)



                                         ASSETS
Current Assets:
  Cash and cash equivalents...............................     $ 27,259       $  9,914
  Accounts receivable, net of allowance of $6,248 and
     $5,243, respectively.................................      196,592        152,348
  Inventories.............................................       75,783         55,142
  Deferred income taxes...................................        8,093          5,625
  Prepaid expenses and other..............................       14,637         11,149
                                                               --------       --------
     Total current assets.................................      322,364        234,178
Property and equipment, net...............................      311,347        257,286
Goodwill, net.............................................      119,628        113,569
Other assets, net.........................................       16,605         17,742
                                                               --------       --------
       Total assets.......................................     $769,944       $622,775
                                                               ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accrued liabilities.....................................     $ 60,010       $ 43,401
  Accounts payable........................................       41,862         30,692
                                                               --------       --------
     Total current liabilities............................      101,872         74,093
Long-term debt............................................      150,000        165,000
Deferred income taxes.....................................       53,412         40,214
Other long-term obligations...............................        6,402          4,518
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $0.01 par value per share, 10,000
     shares authorized, none issued and outstanding.......           --             --
  Common stock, $0.0001 par value per share, 100,000
     shares authorized, 30,115 and 28,826 shares issued
     and outstanding, respectively........................            3              3
Additional paid-in capital................................      269,539        235,392
Deferred stock compensation...............................           --           (280)
Other comprehensive income................................        9,688          7,852
Retained earnings.........................................      179,028         95,983
                                                               --------       --------
     Total shareholders' equity...........................      458,258        338,950
                                                               --------       --------
       Total liabilities and shareholders' equity.........     $769,944       $622,775
                                                               ========       ========




The accompanying notes are an integral part of these consolidated financial statements.

                            W-H ENERGY SERVICES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME



                                                  FOR THE THREE      FOR THE NINE MONTHS
                                                   MONTHS ENDED             ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2006       2005       2006       2005
                                               --------   --------   --------   --------
                                                              (UNAUDITED)
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



Revenues.....................................  $238,851   $161,343   $656,415   $461,060
Costs and expenses:
  Cost of revenues...........................   125,239     92,501    346,088    261,308
  Selling, general and administrative........    38,910     26,859    110,931     80,266
  Warehouse fire related costs...............        --         --         --      3,690
  Research and development...................     4,635      3,363     12,480     12,624
  Depreciation and amortization..............    15,624     14,367     45,924     42,132
                                               --------   --------   --------   --------
     Total costs and expenses................   184,408    137,090    515,423    400,020
                                               --------   --------   --------   --------
Operating income.............................    54,443     24,253    140,992     61,040
Other (income) expense:
  Interest expense, net......................     2,167      2,874      6,537      7,879
  Other (income) expense, net................       (58)        70         37        356
                                               --------   --------   --------   --------
     Income before income taxes..............    52,334     21,309    134,418     52,805
Provision for income taxes...................    20,837      8,487     51,373     20,053
                                               --------   --------   --------   --------
     Net income..............................  $ 31,497   $ 12,822   $ 83,045   $ 32,752
                                               ========   ========   ========   ========
Comprehensive income:
  Net income.................................  $ 31,497   $ 12,822   $ 83,045   $ 32,752
  Interest rate swap valuations..............    (1,990)     2,073        321      1,190
  Foreign currency translation adjustment....       412       (221)     1,515     (1,277)
                                               --------   --------   --------   --------
  Comprehensive income.......................  $ 29,919   $ 14,674   $ 84,881   $ 32,665
                                               ========   ========   ========   ========
Earnings per share:
  Basic......................................  $   1.05   $   0.45   $   2.81   $   1.17
  Diluted....................................  $   1.02   $   0.44   $   2.72   $   1.13
Number of shares used in calculation of
  earnings per share:
  Basic......................................    29,901     28,236     29,542     27,983
  Diluted....................................    30,753     29,285     30,501     28,897



The accompanying notes are an integral part of these consolidated financial statements.

                            W-H ENERGY SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                FOR THE NINE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 30,
                                                               --------------------
                                                                  2006       2005
                                                               ---------   --------
                                                                    (UNAUDITED)
                                                                  (IN THOUSANDS)



Cash Flows from Operating Activities:
  Net income.................................................  $  83,045   $ 32,752
  Adjustments to reconcile net income to cash provided by
     operating activities --
     Depreciation and amortization...........................     45,924     42,132
     Provision for doubtful accounts.........................      1,920      1,176
     Gain on sales of equipment..............................    (13,971)    (8,969)
     Deferred tax provision..................................     12,037      2,536
     Share-based compensation................................      3,888        434
     Amortization of deferred financing costs................        382        352
     Excess tax benefit from share-based compensation........    (13,112)        --
     Changes in operating assets and liabilities, excluding
       effects of acquisitions --
       Accounts receivable, net..............................    (45,487)   (29,098)
       Inventories...........................................    (20,110)    (5,785)
       Prepaid expenses and other............................     (2,702)     2,544
       Other assets, net.....................................       (307)      (923)
       Accounts payable and accrued liabilities..............     40,610      9,425
                                                               ---------   --------
          Net cash provided by operating activities..........     92,117     46,576
                                                               ---------   --------
Cash Flows from Investing Activities:
  Acquisition of businesses, net of cash acquired............     (8,724)    (2,496)
  Additions to property and equipment........................   (103,022)   (66,487)
  Proceeds from sales of equipment...........................     20,901     16,237
                                                               ---------   --------
          Net cash used in investing activities..............    (90,845)   (52,746)
                                                               ---------   --------
Cash Flows from Financing Activities:
  Proceeds from the issuance of debt.........................     25,760     62,071
  Payments on debt...........................................    (40,760)   (57,876)
  Proceeds from the exercise of stock options................     16,538      8,255
  Excess tax benefit from share-based compensation...........     13,112         --
                                                               ---------   --------
          Net cash provided by financing activities..........     14,650     12,450
                                                               ---------   --------
Effect of exchange rate changes on cash......................      1,423       (330)
                                                               ---------   --------
Net increase in Cash and Cash Equivalents....................     17,345      5,950
Cash and Cash Equivalents, beginning of period...............      9,914     10,448
                                                               ---------   --------
Cash and Cash Equivalents, end of period.....................  $  27,259   $ 16,398
                                                               =========   ========




The accompanying notes are an integral part of these consolidated financial statements.

                            W-H ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BUSINESS ORGANIZATION

  DESCRIPTION OF COMPANY

     W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, "W-H") is a diversified oilfield service company that provides products and services used in connection with the drilling and completion of oil and natural gas wells and the production of oil and natural gas. W-H has the following primary lines of business: (1) drilling related products and services, which include logging-while-drilling, measurement-while-drilling, directional drilling, down-hole drilling motors, rental tools and drilling fluids; and (2) completion and workover related products and services, which include cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment, coiled tubing, polymers and specialty chemicals and rental tools.

  BASIS OF PRESENTATION

     The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H's Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, W-H will adopt FIN 48 effective as of January 1, 2007. W-H has not yet determined the impact that FIN 48 will have on its consolidated financial statements or on its effective tax rate in future years.

     In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 108 which provides guidance concerning the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. Specifically, entities must consider the effects of prior year unadjusted misstatements when determining whether a current year misstatement will be considered material to the financial statements at the current reporting period and record the adjustment, if deemed material. SAB No. 108 becomes effective for the first fiscal year ending after November 15, 2006, with adoption in the first interim period of that year encouraged. Upon adoption, entities may either restate the financial statements for each period presented or record the cumulative effect of the error correction as an adjustment to the opening balance of retained earnings at the beginning of the period of adoption, and provide disclosure of each individual error being corrected within the cumulative adjustment, stating when and how each error arose and the fact that the error was

                            W-H ENERGY SERVICES, INC.

previously considered immaterial. W-H does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operations.

2.  ACQUISITION

     On July 24, 2006, a wholly-owned subsidiary of W-H acquired Mt. Pulaski Products, Inc., including its related companies ("Mt. Pulaski"). Mt. Pulaski supplies products used in various industrial applications including drilling fluids. Total consideration for this acquisition of approximately $10.4 million included $9.4 million in cash and 20,358 shares of W-H common stock.

3.  INVENTORIES

     The components of inventories as of September 30, 2006 and December 31, 2005 were as follows (in thousands):


                                                      SEPTEMBER 30,   DECEMBER 31,
                                                           2006           2005
                                                      -------------   ------------



Finished goods......................................     $65,016         $49,248
Work-in-process.....................................       6,821           3,658
Raw materials and supplies..........................      13,358           8,506
Inventory reserve...................................      (9,412)         (6,270)
                                                         -------         -------
  Inventories.......................................     $75,783         $55,142
                                                         =======         =======



4.  CREDIT FACILITY

     W-H maintains a revolving credit facility with certain lenders to provide for its cash, liquidity and other borrowing needs. The credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of September 30, 2006, W-H had an outstanding loan balance of $150.0 million and approximately $8.8 million in letters of credit issued under its credit facility, resulting in an available borrowing capacity on such date of approximately $216.2 million.

     Amounts borrowed under the credit facility bear interest, at W-H's election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0%, depending upon W-H's leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0%, depending upon W-H's leverage ratio. As of September 30, 2006, borrowings under the credit facility bore interest at LIBOR plus the then applicable margin of 1.0%.

     In May 2005, W-H entered into interest rate swap agreements with a total notional amount of $150.0 million related to its credit facility. Under these agreements, W-H receives interest at a floating rate equal to three-month LIBOR and pays interest at a fixed rate of 4.24%. The three-month LIBOR rate as of September 30, 2006 was approximately 5.4%.

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

                            W-H ENERGY SERVICES, INC.

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

6.  SHARE-BASED COMPENSATION

     On May 10, 2006, W-H's shareholders approved W-H's 2006 Stock Awards Plan (the "2006 Plan"). Under the 2006 Plan, W-H may grant equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and other stock-based awards. An aggregate of 1,100,000 shares of W-H's common stock are reserved for issuance under the plan, subject to adjustments as described in the plan. The number of shares reserved for issuance will be reduced only by the number of shares of common stock delivered in payment or settlement of awards. Any shares of common stock issued in connection with restricted stock, restricted stock units, performance units or other full value awards will count against the limit of reserved shares as
1.7 shares of common stock for every one share of common stock issued. Shares of common stock issued in connection with other types of awards will be counted against the limit of reserved shares as one share of common stock for every one share of common stock issued. Each award granted under the 2006 Plan is subject to such terms and conditions as the compensation committee of W-H's Board of Directors may approve.

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

     Under the 2006 Plan, W-H is no longer permitted to issue new awards under its 1997 Stock Option Plan (the "1997 Plan"). As of September 30, 2006, options to purchase 1,652,254 shares of W-H's common stock were outstanding under the 1997 Plan. The options currently outstanding under the 1997 Option Plan vest ratably over a four-year period, commencing on the grant date, in 25% increments after each year of service has been completed, and will expire ten years from their respective grant dates. The terms of each option also provide that if an optionee's employment terminates for any reason, the option may be exercised during the three-month period following such termination, but only to the extent vested at the time of such termination.

     On March 29, 1999, prior to its initial public offering, W-H issued options to purchase 900,900 shares of W-H's common stock to its chief executive officer under a separate non-statutory option plan. These options have a 10-year term and an exercise price of $4.55 per share. As of September 30, 2006, the remaining unexercised options to purchase 345,000 shares of common stock were vested.

     Prior to January 1, 2006, W-H accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and the disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in W-H's net income for grants of stock options to employees because W-H granted stock options with an

                            W-H ENERGY SERVICES, INC.

exercise price equal to the market value of its common stock on the date of grant. The reported stock-based compensation expense, net of related tax effects, for the three and nine months ended September 30, 2005 is disclosed in the table below and represents the amortization of a grant of restricted stock made in 2004.

     If compensation expense for the stock options granted to employees and directors had been determined using the fair value method, net income and diluted net income per share for the three and nine months ended September 30, 2005 would have been reduced to the following pro forma amounts (in thousands, except per share amounts):


                                                   THREE MONTHS          NINE MONTHS
                                                       ENDED                ENDED
                                                SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                                                ------------------   ------------------



Net income, as reported.......................        $12,822              $32,752
Add: Total stock-based employee compensation
  expense included in reported net income, net
  of related tax effect.......................             55                  269
Deduct: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effect..........................           (783)              (1,715)
                                                      -------              -------
Pro forma net income..........................        $12,094              $31,306
                                                      =======              =======
Earnings per share:
  Basic, as reported..........................        $  0.45              $  1.17
  Diluted, as reported........................        $  0.44              $  1.13
  Basic, pro forma............................        $  0.43              $  1.12
  Diluted, pro forma..........................        $  0.41              $  1.08
Weighted-average fair value per share of
  options granted.............................        $    --              $ 11.63


     Effective January 1, 2006, W-H adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation cost for the nine months ended September 30, 2006 includes the portion of any options vesting during the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) any share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using a binomial lattice-based option valuation model. Before the adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the historical option grants for the years ended December 31, 2005, 2004 and 2003: risk-free interest rates between 3.9% and 4.6%; dividend rates of zero; expected lives between 5.6 years and 6.7 years; and expected volatilities between 49.6% and 50.7%.

     Under the Black-Scholes option-pricing model, W-H estimated volatility using only its historical share price performance over the expected life of the option. Under SFAS No. 123R, however, W-H estimates expected volatility using a blend of implied volatility based on market-traded options on W-H's common stock and historical volatility of W-H's common stock over the contractual life of the options. Results of prior periods do not reflect any restated amounts and W-H had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. For awards with service conditions and a graded vesting schedule only, W-H recognizes compensation expense on a straight-line basis over the requisite service period for the entire award. W-H's policy is to issue new shares of common stock to satisfy stock option exercises or grants of restricted shares.

     For the nine months ended September 30, 2006, the adoption of SFAS No. 123R decreased W-H's reported operating income and income before income taxes by approximately $3.1 million, reported net income by $2.0 million and reported basic and diluted net earnings per share by $0.07 per share. The share-based compensation expense is reported in cost of revenues or selling, general and administrative expense based on the classification of the optionees' cash compensation expenses. The adoption of SFAS No. 123R resulted in a decrease in reported cash

                            W-H ENERGY SERVICES, INC.

flow from operating activities of $13.1 million offset by an increase in reported cash flow from financing activities of $13.1 million for the nine months ended September 30, 2006. W-H's adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities or basic and diluted net earnings per share in the comparable 2005 period.

     The fair value of each option award made after December 31, 2005 will be estimated on the date of grant using a binomial lattice-based option valuation model, which incorporates ranges of assumptions for inputs. The assumptions will be determined as follows:

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

     A summary of W-H's stock options from December 31, 2005 to September 30, 2006 is as follows:


                                                                  WEIGHTED AVERAGE
                                   NUMBER OF   WEIGHTED AVERAGE       REMAINING         AGGREGATE
                                    OPTIONS     PRICE PER SHARE   CONTRACTUAL TERM   INTRINSIC VALUE
                                  ----------   ----------------   ----------------   ---------------
                                                                       (YEARS)         (AMOUNTS IN
                                                                                        THOUSANDS)



Outstanding at December 31,
  2005..........................   3,167,666        $16.07
Granted.........................          --                              --
Exercised.......................  (1,152,287)        14.39
Expired/canceled................     (18,125)        20.87
                                  ----------
Outstanding at September 30,
  2006..........................   1,997,254         17.00               6.1             $48,869
                                  ==========
Exercisable at September 30,
  2006..........................   1,244,129         14.76               4.9             $33,236
                                  ==========



     As of September 30, 2006, there was approximately $6.6 million of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted-average period of 1.9 years. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $38.1 million.

     During the nine months ended September 30, 2006, cash received from options exercised was approximately $16.5 million, and the excess tax benefit from share-based compensation totaled approximately $13.1 million.

                            W-H ENERGY SERVICES, INC.

     A summary of W-H's restricted stock from December 31, 2005 to September 30, 2006 is as follows:


                                                                 WEIGHTED AVERAGE
                                                     NUMBER OF      FAIR VALUE
                                                       SHARES        PER SHARE
                                                     ---------   ----------------



Nonvested balance at December 31, 2005.............    50,000         $17.57
Granted............................................   117,000          56.34
Vested.............................................   (25,000)         17.57
Forfeited..........................................        --             --
                                                      -------         ------
Nonvested balance at September 30, 2006............   142,000         $49.51
                                                      =======         ======



     The total grant-date fair value of shares vested during the nine months ended September 30, 2006 was approximately $0.4 million. As of September 30, 2006, there was approximately $6.1 million of total unrecognized compensation cost related to nonvested restricted stock awards that is expected to be recognized over a weighted-average period of 3.7 years.

7.  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period as adjusted for the dilutive effect of stock options and restricted shares. For the three months and nine months ended September 30, 2006 and 2005, there were no anti-dilutive stock options, therefore, the effect of all stock options were included in the diluted earnings per share calculation for all periods presented.

     The following reconciles basic and diluted weighted average shares outstanding (in thousands):


                                                FOR THE THREE      FOR THE NINE
                                                 MONTHS ENDED      MONTHS ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                               ---------------   ---------------
                                                2006     2005     2006     2005
                                               ------   ------   ------   ------



Basic weighted average shares outstanding....  29,901   28,236   29,542   27,983
Dilutive effect of stock options and
  restricted shares..........................     852    1,049      959      914
                                               ------   ------   ------   ------
Diluted weighted average shares outstanding..  30,753   29,285   30,501   28,897
                                               ======   ======   ======   ======



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

  SUMMARY INFORMATION

     W-H recognizes revenues, operating income, depreciation and amortization expense, total assets and capital expenditures by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H's reportable segments is contained in the following tables (in thousands):

     As of and for the three months ended September 30, 2006:


                                         DRILLING   COMPLETION   CORPORATE     TOTAL
                                         --------   ----------   ---------   --------



Revenues...............................  $149,478    $ 89,373     $    --    $238,851
Operating income.......................    31,500      27,714      (4,771)     54,443
Depreciation and amortization..........     9,556       6,013          55      15,624
Total assets...........................   455,512     273,089      41,343     769,944
Capital expenditures...................    22,769      16,703          30      39,502


     As of and for the three months ended September 30, 2005:


                                         DRILLING   COMPLETION   CORPORATE     TOTAL
                                         --------   ----------   ---------   --------



Revenues...............................  $105,414    $ 55,929     $    --    $161,343
Operating income.......................    16,736      10,622      (3,105)     24,253
Depreciation and amortization..........     9,112       5,196          59      14,367
Total assets...........................   360,169     221,441      26,554     608,164
Capital expenditures...................     9,678       5,960          61      15,699


     As of and for the nine months ended September 30, 2006:


                                         DRILLING   COMPLETION   CORPORATE     TOTAL
                                         --------   ----------   ---------   --------



Revenues...............................  $413,135    $243,280     $     --   $656,415
Operating income.......................    82,628      71,704      (13,340)   140,992
Depreciation and amortization..........    28,299      17,433          192     45,924
Total assets...........................   455,512     273,089       41,343    769,944
Capital expenditures...................    61,048      41,903           71    103,022


     As of and for the nine months ended September 30, 2005:


                                         DRILLING   COMPLETION   CORPORATE     TOTAL
                                         --------   ----------   ---------   --------



Revenues...............................  $297,955    $163,105     $    --    $461,060
Operating income.......................    33,504      36,457      (8,921)     61,040
Depreciation and amortization..........    26,918      15,025         189      42,132
Total assets...........................   360,169     221,441      26,554     608,164
Capital expenditures...................    40,809      25,594          84      66,487

                            W-H ENERGY SERVICES, INC.

     W-H operates in the United States, the North Sea and other select geographic regions. The following presents consolidated revenues by geographic region (in thousands):


                                             FOR THE THREE
                                                 MONTHS         FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                          -------------------   -------------------
                                            2006       2005       2006       2005
                                          --------   --------   --------   --------



United States...........................  $215,476   $141,286   $591,129   $410,296
North Sea...............................    10,764     10,376     29,388     24,457
Other...................................    12,611      9,681     35,898     26,307
                                          --------   --------   --------   --------
Total...................................  $238,851   $161,343   $656,415   $461,060
                                          ========   ========   ========   ========



The following presents property and equipment, net, by geographic region (in thousands):


                                                      SEPTEMBER 30,   DECEMBER 31,
                                                           2006           2005
                                                      -------------   ------------



United States.......................................     $275,254       $221,699
North Sea...........................................       12,524         14,603
Other...............................................       23,569         20,984
                                                         --------       --------
Total...............................................     $311,347       $257,286
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

     Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity as well as the entire health of the oil and natural gas industry. Demand for our drilling related products and services is directly affected by the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Demand for our completion and workover related products and services also depends on oil and natural gas production activity, which is less immediately affected by changes in oil and natural gas prices.

     In July 2001, exploration and development activity levels in the United States peaked and subsequently began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738, which consisted of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003, and this trend has continued through the third quarter of 2006. This increase, however, resulted almost entirely from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,192, 1,383 and 1,628 for 2004, 2005 and the first nine months of 2006, respectively. Of these figures, land rigs comprised 1,095, 1,290 and 1,537, respectively, and offshore rigs comprised 97, 93 and 91, respectively, for the same periods. The offshore rig count has not improved in 2006 as compared to 2005 and remains well below the previous peak levels of 2001.

     We believe that the overall long-term outlook for domestic natural gas exploration and development activity remains positive. First, despite significant increases in drilling activity in 2005 and through three quarters of 2006, natural gas production is virtually unchanged. Second, industrial gas consumption, electric power generation and a healthy economy continue to drive domestic natural gas demand. We believe that these factors will keep upward pressure on long-term natural gas prices. We do have a concern that the current high storage levels of natural gas, predictions of a mild winter and recent weakness of oil and natural gas prices could negatively impact drilling activity in the near term. However, we believe any slowdown that may occur would be short lived as long as the positive factors set forth above affecting long-term supply and demand remain in place. As a result, we are focusing our capital expenditure investments in locations which are attracting long-term investment in oil and natural gas exploration and development.

  DRILLING RELATED PRODUCTS AND SERVICES

     Our drilling related products and services segment provided approximately 63% of our consolidated revenue for the nine months ended September 30, 2006. Approximately 84% of our drilling segment revenue for this period was generated in the United States, including the Gulf of Mexico. The remaining 16% was generated in various international locations.

     As the improvement in drilling activity in the United States has been onshore, we have sought to increase the content of our land-based services. In October 2002, in response to this developing trend, we made the strategic decision to enter the directional drilling business in North America. As a result of this decision and the growth in the United States land rig count, we have successfully leveraged our directional drilling business to effect an increase in the utilization of our measurement-while-drilling tools and down-hole drilling motor fleet. The increased utilization of our measurement-while-drilling tools and down-hole drilling motor fleet has helped to offset the slowdown in domestic offshore activity. However, our logging-while-drilling revenues from the offshore market have outperformed the rig count numbers as a result of performing more jobs with a higher content of our services, improved pricing and an increase in our share of this market.

     Outside of the United States, the North Sea remains our largest market segment. In 2007, we expect to see increasing drilling activity in the Middle East and no significant change to the activity levels in the North Sea.

     A key challenge that our drilling related products and services segment faces is the demand by our customers for more efficient and technologically advanced services and tools. We have invested substantial time and capital into developing and commercializing technologies that are of value to our customers and that enable us to compete effectively with the major integrated oilfield service companies. During the third quarter of 2004, we began to market our PathMaker(R) 3-Dimensional Rotary Steerable line of tools. The 12 1/4" PathMaker(R) tool became available in the third quarter of 2004. The 8 1/2" PathMaker(R) tool has been available on a limited commercial basis since the first quarter of 2006 with full commercial deployment of this tool expected to occur during the first quarter of 2007. Other sizes of the PathMaker(R) tools are currently in development. We expect commercialization of the 3-Dimensional Rotary Steerable technology to improve the utilization of our logging-while-drilling, measurement-while-drilling and directional drilling services, as our customers are increasingly requiring this type of technology as a prerequisite for submitting bids on a drilling project or contract.

     Our PathFinder Survivor(TM) series of logging-while-drilling and measurement-while-drilling tools designed for use in high pressure (25,000 psi) and high temperature (350 degrees F) conditions continue to be successfully introduced on a commercial basis. In 2004, PathFinder introduced the first of the Survivor(TM) tools with the commercialization of its dual frequency Array Wave Resistivity tool. The Survivor(TM) tool series currently includes Survivor(TM) HDS-1(TM) (a highly accurate directional survey tool), Survivor(TM) DPM(TM) (Dynamic Pressure Module), Survivor(TM) DNSC(TM) (4 3/4" O.D. Slim Density Neutron Standoff Caliper Tool) and Survivor(TM) SAWR(TM) (4 3/4" O.D. dual frequency Slim Array Wave Resistivity Tool).

  COMPLETION AND WORKOVER RELATED PRODUCTS AND SERVICES

     Our completion and workover related products and services segment provided approximately 37% of our consolidated revenue for the nine months ended September 30, 2006. Revenues provided by this segment are almost entirely generated from the United States, including the Gulf of Mexico. While revenues from this segment are affected by the level of oil and natural gas prices, activity in this segment is moderately affected by drilling activity (discussed above). As a result, our completion and workover related products and services segment has provided stability during prolonged downturns in drilling activity.

     In response to the increase in land-based activity, we increased our revenue capacity in this segment through acquisitions in 2002 and 2003. Since that time, we have organically grown in these markets through capital spending, which, when combined with our acquisitions, has strengthened and further diversified our operations. Presently, we continue to grow our existing operations and expand our geographic reach, particularly in areas of large unconventional natural gas reserves. Continued growth in this segment will be dependent upon, among other factors, industry activity levels, prices of oil and natural gas, our capital expenditure program, delivery time for purchased equipment and our ability to attract and retain qualified service personnel and field engineers required to operate the specialized equipment used in this business.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-Q.

  THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

     Revenues. Revenues increased by $77.6 million, or approximately 48%, to $238.9 million for the three months ended September 30, 2006 from $161.3 million for the three months ended September 30, 2005. This increase was primarily attributable to higher levels of activity and demand for certain of our products and services, additional revenue capacity from our capital expenditure investments and favorable pricing.

     Revenues from our drilling related products and services increased by $44.1 million, or approximately 42%, to $149.5 million for the three months ended September 30, 2006 from $105.4 million for the three months ended September 30, 2005. We attribute the increase in revenues in this segment to:

     - an approximate 20% increase in the average number of rotary rigs operating in the United States, resulting in an increase in demand for our directional drilling services and technologically advanced services and tools, rental tools and drilling fluids products;

     - our larger asset base resulting from our capital expenditure investments;

     - improved pricing; and

     - an increase in our Gulf of Mexico market share, resulting from higher utilization of our existing logging-while-drilling tools and commercialization of certain of our new technologies discussed earlier.

     Revenues from our completion and workover related products and services increased by $33.5 million, or approximately 60%, to $89.4 million for the three months ended September 30, 2006 from $55.9 million for the three months ended September 30, 2005. We attribute the increase in revenues in this segment to:

     - higher demand for our tools and services as a result of an overall increase in activity levels;

     - a rebound in offshore activity and a less active 2006 hurricane season;

     - an increase in our cased-hole wireline and coiled tubing fleets and other capital expenditure investments;

     - improved pricing; and

     - onshore geographic expansion.

     Cost of Revenues. Cost of revenues increased by $32.7 million, or approximately 35%, to $125.2 million for the three months ended September 30, 2006 from $92.5 million for the three months ended September 30, 2005. As a percentage of revenues, cost of revenues decreased to 52% for the three months ended September 30, 2006 from 57% for the three months ended September 30, 2005. The decrease in cost of revenues as a percentage of revenues was primarily due to a change in our revenue mix, improved utilization in both business segments and improved pricing. In particular, our revenue mix was affected by revenue increases in our higher margin logging-while-drilling, measurement-while-drilling, directional drilling, coiled tubing, wireline and rental tools operations. These margin improvements were partially offset by higher employee compensation expenses and other operational costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $12.0 million, or approximately 45%, to $38.9 million for the three months ended September 30, 2006 from $26.9 million for the three months ended September 30, 2005. The increase was primarily attributable to increased selling costs attributable to our revenue growth, other personnel costs related to expansion efforts within all of our business lines and higher share-based compensation expense due to adoption of SFAS No. 123R as of January 1, 2006. As a percentage of revenues, selling, general and administrative expenses was 16% and 17% for the three-month periods ended September 30, 2006 and 2005, respectively.

     Research and Development Expenses. Research and development expenses increased by $1.2 million, or approximately 35%, to $4.6 million for the three months ended September 30, 2006 from $3.4 million for the three months ended September 30, 2005. This increase was the result of increased personnel and other costs to develop various PathFinder technologies, including our PathMaker(R) 3-Dimensional Rotary Steerable line of tools.

     Depreciation and Amortization. Depreciation and amortization increased by $1.2 million, or approximately 8%, to $15.6 million for the three months ended September 30, 2006 from $14.4 million for the three months ended September 30, 2005. This increase was principally the result of a larger depreciable asset base resulting from our capital expenditure investments.

     Interest and Other Expense. Interest and other expense for the three months ended September 30, 2006 was $2.1 million, a decrease of $0.8 million, or approximately 28%, from $2.9 million for the three months ended September 30, 2005. This decrease was principally due to decreased interest expense due to lower outstanding borrowings under our credit facility.

     Provision for Income Taxes. Our effective income tax rate for the three-month periods ended September 30, 2006 and 2005 was 40%. We anticipate that the effective income tax rate for the remainder of 2006 will range from 39% to 40% assuming no discrete tax items. Beginning in 2007, changes to tax law in Texas are expected to increase our overall effective tax rate.

  NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

     Revenues. Revenues increased by $195.3 million, or approximately 42%, to $656.4 million for the nine months ended September 30, 2006 from $461.1 million for the nine months ended September 30, 2005. This increase was primarily attributable to higher levels of activity and demand for certain of our products and services, additional revenue capacity from our capital expenditure investments and favorable pricing.

     Revenues from our drilling related products and services increased by $115.1 million, or approximately 39%, to $413.1 million for the nine months ended September 30, 2006 from $298.0 million for the nine months ended September 30, 2005. We attribute the increase in revenues in this segment to:

     - an approximate 20% increase in the average number of rotary rigs operating in the United States, resulting in an increase in demand for our directional drilling services and technologically advanced services and tools, rental tools and drilling fluids products;

     - our larger asset base resulting from our capital expenditure investments;

     - improved pricing; and

     - an increase in our Gulf of Mexico market share, resulting from higher utilization of our existing logging-while-drilling tools and commercialization of certain of our new technologies discussed earlier.

     Revenues from our completion and workover related products and services increased by $80.2 million, or approximately 49%, to $243.3 million for the nine months ended September 30, 2006 from $163.1 million for the nine months ended September 30, 2005. We attribute the increase in revenues in this segment to:

     - higher demand for our tools and services as a result of an overall increase in activity levels;

     - a rebound in offshore activity and a less active 2006 hurricane season;

     - an increase in our cased-hole wireline and coiled tubing fleets and other capital expenditure investments;

     - improved pricing; and

     - onshore geographic expansion.

     Cost of Revenues. Cost of revenues increased by $84.8 million, or approximately 32%, to $346.1 million for the nine months ended September 30, 2006 from $261.3 million for the nine months ended September 30, 2005. As a percentage of revenues, cost of revenues decreased to 53% for the nine months ended September 30, 2006 from 57% for the nine months ended September 30, 2005. The decrease in cost of revenues as a percentage of revenues was primarily due to a change in our revenue mix, improved utilization in both business segments and improved pricing. In particular, our revenue mix was affected by revenue increases in our higher margin logging-while-drilling, measurement-while-drilling, directional drilling and coiled tubing operations. These margin improvements were partially offset by higher employee compensation expenses and other operational costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $30.6 million, or approximately 38%, to $110.9 million for the nine months ended September 30, 2006 from $80.3 million for the nine months ended September 30, 2005. The increase was primarily attributable to increased selling costs attributable to our revenue growth, other personnel costs related to expansion efforts within all of our business lines and higher share-based compensation expense due to adoption of SFAS No. 123R as of January 1, 2006. As a percentage of revenues, selling, general and administrative expenses was 17% for the nine-month periods ended September 30, 2006 and 2005.

     Warehouse Fire Related Costs. On April 17, 2005, a Houston warehouse facility operated by one of our subsidiaries was destroyed by a fire. For the nine months ended September 30, 2005, we reported $3.7 million in costs associated with this fire. This amount has been reflected in the Consolidated Statements of Operations and Comprehensive Income under the caption "Warehouse fire related costs" and as a reduction to operating income for the drilling segment in Footnote 8 "Operating Segments" for the nine months ended September 30, 2005.

     Research and Development Expenses. Research and development expenses decreased by $0.1 million, or approximately 1%, to $12.5 million for the nine months ended September 30, 2006 from $12.6 million for the nine months ended September 30, 2005. The costs incurred in 2006 were for development of various PathFinder technologies, including our PathMaker(R) 3-Dimensional Rotary Steerable line of tools.

     Depreciation and Amortization. Depreciation and amortization increased by $3.8 million, or approximately 9%, to $45.9 million for the nine months ended September 30, 2006 from $42.1 million for the nine months ended September 30, 2005. This increase was principally the result of a larger depreciable asset base resulting from our capital expenditure investments.

     Interest and Other Expense. Interest and other expense for the nine months ended September 30, 2006 was $6.6 million, a decrease of $1.6 million, or approximately 20%, from $8.2 million for the nine months ended September 30, 2005. This decrease was principally due to lower outstanding borrowings under our credit facility.

     Provision for Income Taxes. Our effective income tax rate for the nine-month periods ended September 30, 2006 and 2005 was 38%. The 2006 period included a non-recurring tax benefit of approximately $0.9 million related to the write-off of deferred tax liabilities due to a new tax law enacted in Texas during the period. The 2005 period included a $1.1 million tax benefit related to settlement of a foreign tax audit. We anticipate that the effective income tax rate for the remainder of 2006 will range from 39% to 40% assuming no additional discrete tax items. Beginning in 2007, changes to tax law in Texas are expected to increase our overall effective tax rate.

RECENT ACCOUNTING PRONOUNCEMENTS

     We adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("SFAS No. 123R") as of January 1, 2006 using the modified prospective method in which compensation cost is recognized based (1) on the requirements of SFAS No. 123R for all share-based payments granted after January 1, 2006 and (2) on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. For the nine months ended September 30, 2006, we recorded approximately $3.1 million of pretax expense relating to this pronouncement for nonvested share-based payments granted prior to

January 1, 2006. The Compensation Committee of our Board of Directors may award additional stock options which would increase the amount of this expense prospectively. See Note 6 to the Consolidated Financial Statements for additional information.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, we will adopt FIN 48 effective as of January 1, 2007. We have not yet determined the impact that FIN 48 will have on our consolidated financial statements or on our effective tax rate in future years.

     In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 108 which provides guidance concerning the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. Specifically, entities must consider the effects of prior year unadjusted misstatements when determining whether a current year misstatement will be considered material to the financial statements at the current reporting period and record the adjustment, if deemed material. SAB No. 108 becomes effective for the first fiscal year ending after November 15, 2006, with adoption in the first interim period of that year encouraged. Upon adoption, entities may either restate the financial statements for each period presented or record the cumulative effect of the error correction as an adjustment to the opening balance of retained earnings at the beginning of the period of adoption, and provide disclosure of each individual error being corrected within the cumulative adjustment, stating when and how each error arose and the fact that the error was previously considered immaterial. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

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

  CASH FLOW

     Working capital was $220.5 million as of September 30, 2006 and $160.1 million as of December 31, 2005. Net cash provided by operating activities was $92.1 million for the nine months ended September 30, 2006 and $46.6 million for the nine months ended September 30, 2005. The increase in working capital and cash flow from operating activities was largely due to increases in activity levels across all business lines.

     Net cash used in investing activities was $90.8 million for the nine months ended September 30, 2006 and $52.7 million for the nine months ended September 30, 2005. The increase in net cash used in investing activities was principally the result of increased capital expenditures which was partially offset by an increase in proceeds from sales of equipment, which are primarily lost-in-hole proceeds we receive from a customer when our rental equipment is involuntarily damaged or lost-in-hole. Additionally, we invested $8.7 million in the 2006 period and $2.5 million in the 2005 period, net of cash acquired, to acquire businesses.

     Net cash provided by financing activities was $14.7 million for the nine months ended September 30, 2006 and $12.5 million for the nine months ended September 30, 2005. Changes in net cash related to financing activities were the result of net repayments of borrowings under our credit facility in the 2006 period compared to net borrowings under our credit facility in the 2005 period. Additionally, the 2006 period included significantly higher proceeds from the exercise of stock options and the related tax benefits.

     For the nine months ended September 30, 2006, we made capital expenditures, primarily for rental equipment of $103.0 million, which included expenditures for the replacement of rental equipment, including rental tools damaged or lost-in-hole. In addition, we incurred $12.5 million in research and development expenses for the nine months ended September 30, 2006.

  CAPITAL RESOURCES

  Credit Agreement

     As more fully described in Note 4 to the Consolidated Financial Statements, we maintain a revolving credit facility to provide for our cash, liquidity and other borrowing needs. This credit facility provides for aggregate borrowings of up to $375 million and matures on May 5, 2010. As of September 30, 2006, we had an outstanding loan balance of $150.0 million and approximately $8.8 million in letters of credit issued under our credit facility, resulting in available borrowing capacity on such date of approximately $216.2 million.

  Future capital requirements

     We anticipate that acquisitions of complementary companies, assets and product lines will continue to play an important role in our business strategy. Such transactions can be consummated quickly and may occur at any time. Likewise, we will continue to need to make capital expenditures for rental equipment and to make research and development expenditures to maintain and improve the quality of our products and services. We currently estimate that we will make capital expenditures of approximately $150.0 million in 2006 and will make research and development expenditures of approximately $18.0 million in 2006.

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

     Interest Rate Risk. We are subject to market risk exposure related to changes in interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Under these agreements, we receive interest at a floating rate equal to three-month LIBOR and pay interest at a fixed rate of 4.24%. The three-month LIBOR rate as of September 30, 2006 was approximately 5.4%. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the interest rate we pay under our credit facility would have had no impact on our net interest expense for the nine months ended September 30, 2006.

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

Date: November 7, 2006

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