Form 10-K
period 2006-12-31
W-H ENERGY SERVICES INC
filed 2007-03-01
CIK 1051034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2006

Commission file number: 001-31346
W-H Energy Services, Inc.
(Exact name of Registrant as specified in its charter)

Texas	76-0281502
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.	)

2000 West Sam Houston Parkway South, Suite 500
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, approximately 29,938,249 shares of common stock, par value $0.0001 per share, of the registrant were outstanding, and the aggregate market value of the outstanding shares of common stock of the registrant held by non-affiliates (based on the closing price of such shares on the New York Stock Exchange on such date) was approximately $1.4 billion. The determination of stock ownership by non-affiliates was made solely for the purpose of providing the foregoing market capitalization information, and the registrant is not bound by such determination for any other purpose.

As of February 14, 2007, approximately 30,264,638 shares of common stock, par value $0.0001 per share, of the registrant were outstanding and the aggregate market value of the outstanding shares of common stock of the registrant held by non-affiliates (based on the closing price of such shares on the New York Stock Exchange on such date) was approximately $1.3 billion. The determination of stock ownership by non-affiliates was made solely for the purpose of providing the foregoing market capitalization information, and the registrant is not bound by such determination for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders, which the Registrant intends to file within 120 days of December 31, 2006, are incorporated by reference into Part III of this Form 10-K.

W-H ENERGY SERVICES, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2006

PART I

Item 1.	Business.

Overview

We are a diversified oilfield service company that provides products and services used in connection with the drilling and completion of oil and natural gas wells and the production of oil and natural gas. We have operations in North America and select areas internationally. Since our formation in 1989, we have entered the following lines of business through acquisitions, and we have expanded our product and service offerings through a combination of acquisitions, internal growth and research and development:

•	drilling related products and services, which include logging-while-drilling, measurement-while-drilling, directional drilling, down-hole drilling motors, drilling fluids and rental tools; and

•	completion and workover related products and services, which include cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment, coiled tubing, completion fluids and rental tools.

We focus on products and services that provide our customers with alternatives to the integrated services typically marketed by the major integrated oilfield service companies. We believe our business approach enables us to compete successfully against these larger oilfield service companies by:

•	operating our business lines autonomously and marketing our product offerings independently;

•	focusing on niche markets in which leading market positions can be achieved;

•	emphasizing customer service, responsiveness and reliability; and

•	offering technologically advanced and cost effective products and services.

Our customers include major and independent oil and natural gas companies, drilling contractors and other oilfield service companies.

In this report, unless otherwise specified, “W-H” and “we,” “our,” “us” and “our company” refer to W-H Energy Services, Inc., a Texas corporation, and/or one or more of its subsidiaries. General information about our company can be found on our website (www.whes.com). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports and forms that we file with the U.S. Securities and Exchange Commission, or SEC, or that are filed with the SEC in respect of our company, such as Forms 3, 4 and 5, as well as any amendments and exhibits to the foregoing reports and forms, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

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

Businesses

Drilling Related Products and Services

Our drilling related products and services segment provides a broad range of products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. Our drilling related products and services are used primarily in the United States and select areas internationally. We are currently conducting international operations onshore in Canada, Brazil, Europe, North

Africa and the Middle East and offshore in the North Sea, the Gulf of Suez, the Mediterranean Sea and off the coast of Brazil. Our drilling related products and services segment includes the following business lines:

•	logging-while-drilling, measurement-while-drilling, directional drilling and down-hole drilling motors;

•	drilling fluids; and

•	rental tools.

Logging-while-drilling, Measurement-while-drilling, Directional Drilling and Down-hole Drilling Motors.  We are one of a few companies worldwide that currently has the technological capability to offer a full complement of logging-while-drilling products and services. Logging-while-drilling tools provide real-time data about the physical properties of downhole formations. In addition to indicating the possible presence of hydrocarbons, this data also assists in improving drilling performance.

Before the introduction of logging-while-drilling technology, well formation data was typically obtained by lowering evaluation tools into the well with armored electro-mechanical cable, or wireline, from a truck on land or a skid unit offshore. Traditional open-hole wireline information can only be obtained after the well has been drilled or during the drilling process if drilling is halted and the drill string is removed from the well. An advantage that logging-while-drilling has over traditional open-hole wireline logging is that costs are reduced because the logging-while-drilling tools accompany the drill string and downhole data is provided during drilling operations. Drilling rig downtime is thereby minimized. These savings can be substantial for offshore jobs where day rates for drilling currently range from an average of about $80,000 per day in shallow waters to an average of about $210,000 per day in deep waters. In addition, the real-time information transmitted during the drilling process can assist in making drilling decisions such as altering the path of the well-bore to a point in the formation which, when compared with previously obtained seismic data, provides for enhanced recovery of oil and natural gas.

We also offer measurement-while-drilling products and services, which use down-hole tools to help locate and direct the drill bit to the intended target. This capability is particularly advantageous when drilling directional (non-vertical) wells, which represent an increasing percentage of overall drilling activity. In order to drill a directional well, the driller must be able to determine the precise direction the drill bit is moving during the drilling operation. Measurement-while-drilling tools assist the driller in making this determination by transmitting data to the surface enabling the driller to adjust the drilling path as necessary during the drilling process.

We provide directional drilling services in North America and in select areas internationally. Directional drilling involves skilled personnel directing the well-bore along a predetermined path to optimally recover oil and natural gas from a reservoir. These services are used to more accurately drill vertical wells and to drill deviated or directional wells (which deviate from vertical by a planned angle and direction), horizontal wells (which are sections of wells drilled perpendicular or nearly perpendicular to vertical) and extended reach wells (which are deviated over extended distances).

Our logging-while-drilling, measurement-while-drilling and directional drilling services are provided by our wholly-owned subsidiary, PathFinder Energy Services, Inc. (“PathFinder”). We market these services through an internal sales force. Our customers typically utilize these services on a per well or per project basis. We generally charge our customers for these services on a per day basis.

We are a supplier of down-hole drilling motors and a manufacturer of certain of their components and replacement parts. We provide down-hole drilling motors internally to PathFinder’s directional drilling business and to other oilfield service companies. Our drilling motors business is conducted by PathFinder Drilling Motors, a division of PathFinder, and Dyna-Drill Technologies, Inc., our wholly-owned subsidiary (“Dyna-Drill”).

PathFinder Drilling Motors’ rental product line consists of a wide range of sizes of down-hole drilling motors ranging from 1 11/16-inch to 11 1/2-inches in outside diameter for use at various drilling depths and down-hole environments. The components of the drill motor are designed to operate at various speeds and torque levels and to withstand severe environmental conditions such as high temperatures, hard rock and abrasive drilling fluids.

Power sections and bearing packs for Dyna-Drill® down-hole drilling motors are manufactured by Dyna-Drill. In addition to complementing our PathFinder Drilling Motors line of down-hole drilling motors, our manufacturing capability enables us to support our own motor lines and to provide manufacturing and repair services for other oilfield service companies. Dyna-Drill is one of only a limited number of companies worldwide that manufactures the power sections and bearing packs for down-hole drilling motors.

We typically charge our customers for the use of our rental fleet of drilling motors on the basis of hours of usage. We charge our customers for our manufactured motor components and repair services when products are shipped and services are completed. We market our down-hole drilling motors and services directly through our internal sales force.

Drilling Fluids.  Drilling fluid products are used to cool and lubricate the drill bit during drilling operations, to contain formation pressures and to suspend and remove rock cuttings from the borehole while maintaining the stability of the well-bore. We manufacture, package, transport, warehouse and wholesale drilling fluids and drilling fluid chemicals and additives. We also provide size reduction services of solids that are added to drilling fluids to control loss circulation and seepage. Our customers, which include retail drilling fluid companies, specialty fluid companies and other oilfield service companies, use our drilling fluid products throughout the world.

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

We manufacture a large portion of our drilling fluid products which enables us to manage the cost and maintain the proprietary nature of these products. Our drilling fluids business is conducted through our wholly-owned subsidiaries, Agri-Empresa, Inc., Grinding and Sizing Company, Inc., Integrity Industries, Inc. and Mt. Pulaski, Inc. We market and sell these products through our internal sales force.

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

Our drilling related rental tool business is conducted by our wholly-owned subsidiaries, Thomas Energy Services, Inc., (which conducts business as Thomas Tools), and Dutch, Inc. These rental tools and related services are marketed through our internal sales force. The majority of our equipment and tools are rented to our customers on a per day basis.

Completion and Workover Related Products and Services

Our completion and workover related products and services segment provides a broad range of products and services used by oil and natural gas companies and other oilfield service companies for the completion and workover of oil and natural gas wells. Our completion and workover related products and services are used primarily in North America. These products and services include:

•	cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment and services;

•	coiled tubing;

•	completion fluids; and

•	rental tools.

Cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment and services.  Cased-holes are wells that have been drilled and in which casing has been installed to stabilize the hole. Cased-holes typically are either ready to produce or are already producing oil and natural gas. Our services include:

•	Logging Services. Logging involves the gathering of down-hole information to identify various characteristics about the formation or the well bore. Logging services are performed by lowering armored electro-mechanical cable, or wireline, into a well from a truck on land or a skid unit offshore. These units contain instrumentation and computer equipment used to chart and record down-hole information.

•	Perforating Services. Perforating involves creating a pathway for oil and natural gas to flow into a completed and cased well from a reservoir. Once a well has been drilled, cased and is ready for production, a perforating gun is introduced into the well using wireline and a shaped explosive charge is detonated in the zone from which production is desired. The resulting perforations in the casing allow oil and natural gas to flow into the casing where they are carried to the surface. Perforating is also used in wells that are already producing to improve the production rate of oil and natural gas. For example, perforating might be used to restore or improve production in a producing well that has become congested by sand or might be used to create production from a new zone once a deeper zone or formation has been depleted.

•	Tubing Conveyed Perforating/Drill Stem Testing. Tubing conveyed perforating involves the use of drill pipe, tubing or coil tubing, to convey the perforating assembly to the required depth. Drill stem testing is a method of determining the producing potential of a formation by allowing the formation fluids to flow into the borehole. The use of these tools together allows our customers to evaluate and complete oil and natural gas wells in a more efficient and safer manner relative to conventional techniques.

•	Rental Equipment and Services. Wireline rental equipment includes grease injector units, pipe recovery lubricators, air compressors, high pressure risers, wireline blow-out preventers and flanges.

We conduct our cased-hole wireline logging and perforating business through our wholly-owned subsidiaries, Enertech Wireline Services, L.P. (formerly, E.M. Hobbs, L.P.) and Perf-O-Log, Inc. Our wireline rental equipment is offered through our wholly owned subsidiary, Boyd’s Bit Service, Inc., which conducts business as Boyd’s Rental Tools. A wireline job typically involves the use by a skilled operator of a logging and perforating unit and specialized rental equipment at a customer’s well site. We market these services through an internal sales force and our customers typically utilize these services on a per well basis. We charge our customers on a per day or per job basis.

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

Coiled tubing continues to be one of the fastest growing segments of the well service industry. For many applications, the economics of coiled tubing operations are often far superior to the use of conventional workover rigs. The growth in deep well and horizontal drilling has increased the market for coiled tubing. Logging, milling and down-hole tool manipulation in highly deviated and horizontal wells previously performed with other equipment can now be accomplished more efficiently utilizing coiled tubing services.

Our coiled tubing business is conducted by our wholly-owned subsidiary, Coil Tubing Services, L.L.C. We market these services through an internal sales force and our customers typically utilize these services on a per well basis. We charge our customers on a per day or per job basis.

Completion Fluids.  We produce polymers and specialty chemicals for niche applications related to completion and workover activities. Completion fluids are generally solids-free solutions with high specific gravities that are designed not to damage the producing formation. Oil and natural gas operators use completion fluids in combination with specialty chemical products to control bottom-hole pressures during the completion and workover phase of a well. Our fluid products are sold to customers for use around the world.

Our three classes of completion and workover related fluid products are:

•	oilfield products, which include:

•	enhanced recovery chemicals;

•	lubricants;

•	well treating chemicals; and

•	liquefied polymers;

•	industrial products, which include:

•	cleaners;

•	lubricants; and

•	environmentally sensitive solvents; and

•	environmental remediation products.

We conduct our completion and workover related fluids business through our wholly-owned subsidiaries, Agri-Empresa, Inc. and Integrity Industries, Inc. We market and sell our completion fluids through an internal sales force.

Rental Tools.  We provide rental of premium tubing work strings, high pressure blowout preventers, flow iron packages, high pressure manifolds, tanks and tubing handling tools for conventional well remediation, as well as specialized equipment for snubbing and coiled tubing applications.

Our completion and workover related rental tool business is conducted by our wholly-owned subsidiary, Thomas Energy Services, Inc., through its Thomas Tubing Specialists division. We market our rental tools through an internal sales force. Our customers typically utilize tools on a per well basis and we charge our customers for rental tools primarily on a per day rental basis.

For a summary of our reportable segments and operations by geographical region as of and for the years ended December 31, 2006, 2005 and 2004, see Note 13 to our Consolidated Financial Statements, which information is incorporated herein by reference.

Strategy

Our strategy is to grow revenues, cash flow and earnings by providing our customers with an alternative to the major integrated oilfield service companies while preserving our entrepreneurial culture. Our strategy consists of the following key components:

Provide Leading Technology Solutions to Our Customers.  We believe technology is an important aspect of our business. Improving technology helps us provide our customers with more efficient and cost effective tools to find and produce oil and natural gas. In fiscal year 2006, we spent approximately $17.2 million on research and development initiatives, and we plan to spend $23.0 million to $25.0 million on research and development in 2007. We are committed to investing substantial time and resources in building our technology-based products and services. We believe our new products and services are among the best in the industry and will provide us with the opportunity to grow our business and service the needs of our customers.

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

Capitalize on the Growth of Select Emerging Markets.  We believe that the longer-term domestic outlook will continue to reflect upward pressure on oil and natural gas prices as supply struggles to keep up with demand. As a result, we expect the domestic search for energy, and especially natural gas, to continue its recent growth trend, recognizing that there will be occasional interruptions in this trend when energy prices decline as a result of events such as an abnormally warm winter. Our response to this expectation is to expand our geographic coverage in North America. For example, we have made approximately $51.0 million in capital expenditures and commitments to open and equip a facility in southwestern Wyoming that we plan to use to increase our presence in the Rocky Mountain region. The Rocky Mountain facility will be completed during the first half of 2007 and will provide rental tools, coiled tubing and cased-hole wireline services. We are also further expanding products and services in the development of unconventional natural gas reservoirs such as coalbed methane, shale and tight gas.

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

Capitalize on the Growth of Directional Drilling.  A substantial portion of our drilling related products and services are designed for use in directional drilling. We believe that the long-term trends in directional drilling are positive. We provide directional drilling services in North America and in select areas internationally. We believe that providing directional drilling services will continue to increase the utilization of our measurement-while-drilling and logging-while-drilling tools, down-hole drilling motors and rental tools.

Expand the Breadth and Scope of Our International Operations.  Although our operations are focused primarily in the United States, we believe that the larger oil and natural gas projects will increasingly be located in other countries. We will continue to seek to capitalize on this trend by increasing our market share in existing international locations and by selectively establishing new locations where we believe the geo-political risk and other market factors are acceptable. Our international operations consist primarily of our measurement-while-drilling and logging-while-drilling services, directional drilling services and down-hole drilling motors.

Selectively Acquire Complementary Businesses and Technologies.  We expect to continue to pursue acquisitions of complementary businesses, which increase the technological base and expand the market reach of our product and service offerings. We intend to focus on acquisitions that expand our operations with new products and services, broaden our geographic scope, increase our market share and improve our ability to compete. Generally, we continue to market the products and services of these companies under their established names.

Research and Development: Technology Initiatives

We engage in research and development activities in an effort to improve our existing product and service offerings and to satisfy customer demand for tools, products and services that will increase the efficiency of their operations. Our expenditures for research and development were $17.2 million, $16.3 million and $15.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. While several of our subsidiaries conduct research and development at their facilities, our largest research and development effort is conducted by PathFinder through its research and development facility in Houston, Texas, where most of our logging-while-drilling, measurement-while-drilling and directional drilling technology is developed.

Some of our recently commercialized technologies include:

•	PathMaker® 3-Dimensional Rotary Steerable (“3DRS”) technology for 8 1/2-inch borehole size. This technology facilitates full steering and propulsion of a drill string in any direction, with or without the use of a down-hole drilling motor, with real-time at-surface feedback as to the tool’s performance and well placement. This technology in the 8 1/2-inch borehole size will allow us to service smaller borehole diameters. Aspects of this technology are patented or patent-pending.

•	Slim Array Wave Resistivity (SAWRtm) technology. This technology involves the use of proprietary tools and data analysis techniques to improve the reliability and quality of resistivity data as it relates to formation evaluation. Our SAWR technology operates by transmitting electromagnetic waves through the formation surrounding a well-bore. This new technology will allow us to service smaller borehole diameters. SAWR tools, along with the larger size Array Wave Resistivity tools, are capable of operating in high pressure and high temperature conditions (up to 25,000 psi and 350ºF). Aspects of this technology are patented or patent-pending.

•	Slim Density Neutron Standoff Caliper (“SDNSC”) technology. Our density neutron technology is used to provide customers with more reliable information about the porosity of a formation and the diameter of the borehole. We recently commercialized our SDNSC to provide this service in smaller borehole diameters. Aspects of this technology are patent-pending.

•	Matrix-3® tungsten carbide-based metal coating technology. These coatings improve resistance to wear, corrosion and impact to metal components used in drilling and other down-hole applications, such as motor bearings used in down-hole drilling motors. The coating process is a confidential process, developed independently in-house, based on proven tungsten carbide metallurgy and brazing technologies.

•	New generation of mud motor elastomer technology. This technology involves the incorporation of highly-resilient elastomers into the power section of mud motors. This technology delivers up to 70% more power and torque to mud motors. Aspects of this technology are patent pending.

•	Pay Zone Inclination Gamma (PZIGtm) directional survey technology. This technology includes deployment of an independent drilling tool at or near the drill bit from which real-time directional survey and formation information can be obtained.

•	Survivortm high-temperature/high pressure Dynamic Pressure Module (“QDPM”) technology. This technology measures the pressure and temperature of the drilling fluid in the drill pipe and annulus, providing valuable information regarding performance of the drilling equipment. Tools embodying this technology are designed for high pressure and high temperature conditions (up to 25,000 psi and 350ºF), and are operable in several borehole sizes. QDPM tools are compatible with our other Survivortm suites of tools, as well as with our other logging-while-drilling technologies, such as the SAWRtm and SDNSC technologies described above.

We plan to use research and development expenditures to continue to develop proprietary technologies targeted to give us a commercial advantage. Two of these technologies in development include:

•	PathMaker® 3DRS technology for 9 7/8-inch and 6-inch borehole sizes. This technology is intended to be functionally substantially similar to the 8 1/2-inch PathMaker® 3DRS tool described above, except that these tools will be able to accommodate these borehole diameters. Aspects of this technology are patented and patent-pending. The 9 7/8-inch borehole size is targeted to be commercially available on a limited basis by late 2007.

•	Azimuthal Density Neutron Standoff Caliper (“IDNSC”) technology. This technology is intended to enhance our current proven DNSC and Slim DNSC technology by providing an image of the inside of the borehole based on density measurements. The technology also generates reliable information about the porosity of a formation and the diameter of the borehole. Aspects of this technology are patent-pending. This technology is targeted to be commercially available on a limited basis by late 2007 or early 2008.

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

We maintain insurance policies providing coverage for risks that we believe are consistent with industry standards and that meet the requirements of our customers. We have deductibles under these policies in amounts we believe to be customary and reasonable. Although we believe that we maintain insurance coverages that are adequate in amount and type for the risks associated with our businesses, there is always a risk that our insurance may not be sufficient to cover any particular loss. In addition, our insurance does not provide coverage for all liabilities. Insurance rates are subject to fluctuations. During the last five fiscal years our cost of insurance has increased substantially due principally to growth in our operations. Changes in coverage, insurance markets and our industry, and events affecting our company, may result in future increases in our insurance costs and in higher deductibles and retentions.

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

Our operations are subject to numerous foreign, federal, state and local laws and regulations governing the manufacture, management and/or disposal of materials and wastes in the environment and otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws which are often difficult and costly to comply with. The violation of such laws may result in the revocation of permits, issuance of corrective action orders and assessment of administrative, civil and even criminal penalties. For example, state and federal agencies have issued regulations implementing environmental laws that regulate environmental and safety matters, such as restrictions on the types, quantities and concentration of various substances that can be released into the environment in connection with specialty chemical manufacturing or other field service operations, remedial measures to prevent pollution arising from current and former operations and requirements for worker safety training and equipment usage. While our management believes that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that future compliance with environmental laws and regulations will not have a material effect on us.

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

The Atomic Energy Act, which provides for the development and regulation of commercial nuclear power, authorizes the Nuclear Regulatory Commission, or NRC, to regulate radioactive “source material.” The “source material” used in the conduct of our business includes cesium-137, americium-241, iridium, iodine, radium, californium-252 and cobalt. Under the Atomic Energy Act, the NRC has entered into cooperative agreements with the states of Texas, Louisiana, Mississippi and New Mexico that authorize those states to regulate and license the use of source material. Source material is used by several of our companies, including PathFinder, Perf-O-Log, Inc. and Enertech Wireline Services, L.P., in connection with logging exploratory and producing wells in those states. We have obtained licenses from the Louisiana Department of Environmental Quality, the Texas Department of State Health Services (Radiation Control Program), and the Mississippi Department of Health and Radiological Control, as well as an NRC license, that allow us to store and use these source materials in connection with our well logging activities in these three states and other agreement states, as well as offshore in federal waters. We believe that we are in compliance with the terms and conditions of our radioactive material licenses.

Customers

Our customers include major and independent oil and natural gas companies, drilling contractors and other oilfield service companies operating in North America and select areas internationally. We provide services and equipment to a broad range of customers, and, therefore, we believe that we are not dependent on any single customer or group of customers. For the years ended December 31, 2006, 2005 and 2004, no single customer or group of affiliated customers accounted for 10% or more of our revenues. We typically enter into master service agreements with our customers. These agreements govern the terms of our relationship with our customers, but they generally do not create binding commitments on the part of our customers to use our services or on us to provide services.

Suppliers

We obtain our coiled tubing units, wireline equipment and rental tools, certain parts and components of our drilling motors and logging-while-drilling and measurement-while-drilling tools and certain chemicals and additives used in producing our drilling fluids from various third-party suppliers. We have not experienced and do not foresee experiencing a shortage of any of these products. Lead times for most of these products have increased, however, during the last two to three years.

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

Employees

As of December 31, 2006, 2005 and 2004 we had 2,959, 2,333 and 2,079 employees, respectively. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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

Set forth below is a discussion of some of the risks that we face and that could affect our business and financial position for 2007 and beyond. However, they are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

Risks Related to Our Business

Demand for our products and services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices.

Demand for our products and services is substantially dependent on the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Oil and natural gas companies typically reduce exploration and development activity during periods of low or volatile oil and natural gas prices. The markets for oil and natural gas historically have been volatile and are likely to continue to be so in the future. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the level of exploration, development and production activity by our customers which will result in a decrease in the demand for our products and services and could have a material adverse effect on our financial condition or results of operations.

Factors affecting the prices of oil and natural gas include:

•	the level of demand for oil and natural gas;

•	worldwide political, military and economic conditions, including, but not limited to, the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil;

•	oil and natural gas production/inventory levels;

•	the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

•	global weather conditions;

•	interest rates and cost of capital; and

•	tax laws.

Demand for our completion and workover related products and services is less immediately affected by changing oil and natural gas prices and, thus, tends to be less directly impacted by the above factors than our drilling related products and services. However, production activity typically decreases when oil and natural gas prices decline which could also adversely affect our completion and workover related products and services segment.

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

Unavailability of, or costs associated with insurance could affect us adversely.

We maintain insurance policies providing coverage for risks that we believe are consistent with industry standards and that meet the requirements of our customers. However, our insurance may not be sufficient to cover any particular loss, and it does not provide coverage for all liabilities. In addition, many of our insurance policies contain deductibles for which we are responsible.

Insurance rates for our industry have been subject to fluctuations during the last five years. Continuing increases in the costs of insurance could adversely affect our financial condition and results of operations. We may not be able to maintain adequate insurance at rates we consider commercially reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition or results of operations.

We may encounter difficulty in continuing to develop, produce and commercialize technologically advanced products and services.

Our customers continually demand new and improved products and services that increase the precision of and reduce the uncertainty associated with the exploration for and development of oil and natural gas. Many of our competitors are much larger and have greater research and development, financial and other resources. If we are not able to develop commercially competitive products and services that we can offer at competitive prices in a timely manner, our financial condition and results of operations may be adversely affected. New product development is a lengthy and costly process and depends upon our ability to:

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

We may not be able to find enough skilled workers to meet our needs, which could limit our growth. Business activity in the oil and natural gas industry historically decreases or increases with the price of oil and natural gas. Even though the prices of oil and natural gas have increased, industry-wide downsizing, resulting from low oil and natural gas prices in the late 1990s and industry consolidation, caused oilfield workers to look for and secure work in other industries and locations. The oil and natural gas industry has not fully recovered from the earlier employment migration away from the oil and natural gas industry. As a result, we may have problems finding enough skilled workers in the future.

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

Our credit facility contains restrictive covenants that limit the incurrence of debt by our company, require us to maintain certain financial ratios, including a leverage ratio and an interest coverage ratio, and a specified net worth. Our credit facility also limits the amount of capital expenditures we may make, limits the amount of debt we may incur outside the credit facility, limits the amount of future investments we may make, restricts our ability to pay dividends and restricts our ability to engage in certain business combination transactions. These restrictions may adversely affect our ability to conduct and expand our operations as our business is capital intensive and requires specialized equipment. We may need to raise additional funds through public or private debt or equity financing to acquire new or additional equipment or for other purposes. Adequate funds may not be available when needed or may not be available on favorable terms. Even if adequate funds are available, our credit facility may restrict our ability to raise additional funds. If we are unable to raise capital, our financial condition and results of operations may be adversely affected.

As a holding company, we are dependent on cash flows from our operating subsidiaries to pay our obligations.

We are a holding company with no business operations. Our only significant asset is the outstanding capital stock of our subsidiaries. As a result, we must rely on cash flows from our subsidiaries to provide funding to meet our debt obligations and operating expenses. We currently intend to retain our earnings and cash flow for growth and general corporate expenditures and not to pay any dividends. Even if we decided to pay a dividend on or make a distribution in respect of our common stock, our subsidiaries may not be able to generate sufficient cash flow to distribute funds to us. At present, we are restricted from paying dividends under our credit facility. Future credit facilities and other future debt obligations, as well as statutory provisions, may also limit our ability to pay dividends.

Risks Related to the Market for Our Common Stock

The availability of shares of our common stock for future sale could depress our stock price.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock. We have registered the sale of 6,900,075 shares of our common stock which have been and may in the future be issued under our stock awards plans as restricted stock or upon the exercise of options. All of the shares issued upon exercise of these options and the shares of restricted stock upon vesting will be freely tradable without restrictions or registration under the Securities Act of 1933, by persons other than our affiliates. Our affiliates would be able to sell these shares under Rule 144 after compliance with any lock-up agreement to which they are subject.

Our stock price could be extremely volatile as a result of the effect that variations in oil and natural gas prices and other factors beyond our control could have on the market price of our stock.

The market price of our common stock may be influenced by many real or perceived factors, including:

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

In particular, the market price of our common stock may be influenced by variations in oil and natural gas prices because demand for our products and services is closely related to the prices of these commodities. Our stock price may fluctuate due to current or expected changes in commodity prices, which are highly volatile.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located in Houston, Texas. We lease or own numerous service centers, shops and sales and administrative offices throughout the United States and in select areas internationally. We believe that we have good title to the properties that we own and that all of our leases are at competitive or market rates, and we do not anticipate any difficulty in renewing these leases or in leasing suitable alternative space upon expiration of our current lease terms.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for, Holders of and Dividends on Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “WHQ”. The following table sets forth the high and low prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low
2005
First Quarter	$26.83	$19.95
Second Quarter	25.30	20.05
Third Quarter	33.84	24.28
Fourth Quarter	36.56	25.55
2006
First Quarter	49.00	33.33
Second Quarter	57.98	42.17
Third Quarter	56.38	38.96
Fourth Quarter	50.49	37.78

As of February 14, 2007, there were 30,264,638 shares of our common stock outstanding, which were held by approximately 90 record holders.

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

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of December 31, 2006:

	Number of
	Unvested Shares
	of Restricted			Number of Securities
	Stock and			Remaining Available for
	Number of Securities		Weighted-Average	Future Issuance Under
	to be Issued Upon		Exercise Price of	Compensation Plans
	Exercise of		Outstanding	(Excluding Securities
Plan Category	Outstanding Options		Options	Reflected in First Column)

Equity compensation plans approved by security holders	2,143,904	(1)(2)	$16.94	901,100
Equity compensation plans not approved by security holders	345,000	(3)	$4.55	—

Total	2,488,904	(1)(2)	$15.08	901,100

(1)	Includes 75,000 shares of restricted stock issued to our President and Chief Executive Officer. The forfeiture restrictions lapsed in annual 25,000 share increments in May 2005 and May 2006, and the remaining forfeiture restrictions are scheduled to lapse in May 2007, assuming the continued employment of our President and Chief Executive Officer. These restricted shares do not have an exercise price; they have, thus, been excluded in calculating the weighted average exercise price.

(2)	Includes 117,000 shares of restricted stock issued to various employees and directors. The forfeiture restrictions are scheduled to lapse in annual 25% increments beginning in May 2007 assuming the continued employment of the individuals awarded the restricted stock. These restricted shares do not have an exercise price; they have, thus, been excluded in calculating the weighted average exercise price.

(3)	On March 29, 1999, prior to our initial public offering, we granted to Kenneth T. White, Jr., our Chairman, President and Chief Executive Officer, an option to purchase 900,900 shares of our common stock at a purchase price of $4.55 per share. The issuance of this option was approved by the Board of Directors but was not submitted to our shareholders for their approval. This option, which is fully vested, is exercisable by Mr. White at any time until March 29, 2009 and is not transferable. Upon Mr. White’s death or disability, or the termination of his employment for any reason, this option will terminate and expire; although, Mr. White (or his estate or the person who acquires this option by will or the laws of descent or distribution or otherwise by the reason of Mr. White’s death) may exercise this option for a period of three months following any such event. As of December 31, 2006, 345,000 of these options have not been exercised.

PERFORMANCE GRAPH

The graph below compares the total shareholder return on the Company’s Common Stock from December 31, 2001, to December 31, 2006, with the total return on the S&P 500 Index, the S&P 500 Oil & Gas (Equipment and Services) Index and the Dow Jones U.S. Oil Equipment & Services Index for the same period. The information in the graph is based on the assumption of (1) a $100 investment on December 31, 2001 at closing prices on December 31, 2001 and (2) reinvestment of all dividends.

COMPARISON OF 50 MONTH CUMULATIVE TOTAL RETURN
Among W-H Energy Services, Inc., the S&P 500 Index,
the S&P Oil & Gas Equipment & Services Index
and the Dow Jones U.S. Oil Equipment & Services Index

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

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

The Consolidated Financial Statements for the years ended December 31, 2006 and 2005 have been audited by Grant Thornton LLP. The Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 were audited by PricewaterhouseCoopers LLP.

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statements of Operations Information:
Revenues:
Drilling	$563,945	$409,155	$302,788	$242,085	$205,177
Completion and workover	330,809	225,206	159,640	125,098	80,645

Total revenues	894,754	634,361	462,428	367,183	285,822
Cost of revenues	472,692	357,787	269,897	209,118	157,169
Selling, general and administrative expense	147,202	108,946	87,772	71,078	56,717
Warehouse fire related costs	—	3,690	—	—	—
Research and development expense	17,189	16,275	15,474	11,241	9,954
Depreciation and amortization	62,713	56,639	45,665	36,032	29,083

Income from operations	194,958	91,024	43,620	39,714	32,899
Interest expense and other expense, net(1)	8,936	10,777	11,023	8,168	6,715
Provision for income taxes	71,019	31,294	12,548	12,145	10,081

Income from continuing operations	115,003	48,953	20,049	19,401	16,103
Income (loss) from discontinued operations, net of tax(2)	—	—	(2,126)	(140)	172

Net income	$115,003	$48,953	$17,923	$19,261	$16,275

Earnings (loss) per share:
Basic:
From continuing operations	$3.88	$1.74	$0.73	$0.71	$0.61
From discontinued operations	—	—	(0.08)	—	0.01

Total	$3.88	$1.74	$0.65	$0.71	$0.62

Diluted:
From continuing operations	$3.76	$1.68	$0.71	$0.69	$0.58
From discontinued operations	—	—	(0.07)	—	0.01

Total	$3.76	$1.68	$0.64	$0.69	$0.59

Number of shares used in computing earnings (loss) per share:
Basic	29,656	28,135	27,528	27,190	26,360

Diluted	30,572	29,086	28,201	27,942	27,371

Balance Sheet Information:
Total assets	$825,274	$622,775	$548,611	$501,325	$441,062
Total debt	$150,000	$165,000	$180,805	$177,725	$147,305

(1)	The 2004 amount includes the write-off of approximately $3.1 million ($1.9 million, after tax) of non-cash financing costs associated with our previous credit facility.

(2)	In March 2004, we committed to the divestiture of our maintenance and safety related products and services segment. Accordingly, this segment has been included in our Selected Financial Data and our Consolidated Statements of Operations and Comprehensive Income for fiscal years ended on or before December 31, 2004 as discontinued operations. In April 2004, we completed the sale of Well Safe, Inc., one of the two companies that formerly comprised our maintenance and safety related products and services segment, for cash consideration of $28.0 million. Additionally, in December 2004, we sold Charles Holston, Inc., the remaining entity that formerly comprised this segment, for consideration of $2.0 million. These sales resulted in a loss of $5.1 million for the year ended December 31, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Set forth below is a description of the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2006, and our capital resources and liquidity as of December 31, 2006 and 2005. Our discussion begins with an overview of the significant factors that have recently affected our company, including a discussion of industry market trends and management’s perspectives regarding the opportunities and challenges we face during 2007 and beyond. Next, we analyze the results of our operations for the last three years. A summary follows of the critical accounting judgments and estimates that we have made which we believe are most important to an understanding of our Management’s Discussion and Analysis and our consolidated financial statements, as well as a discussion of recently issued accounting pronouncements. Finally, we review our cash flows and liquidity, capital resources and contractual commitments.

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

Overview of Our Business

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

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, expectations and a variety of other factors. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity as well as the entire health of the oil and natural gas industry. Demand for our drilling related products and services is directly affected by the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Demand for our completion and workover related products and services also depends on oil and natural gas production activity, which may be less immediately affected by changes in oil and natural gas prices.

In July 2001, exploration and development activity levels in the United States peaked and subsequently began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count levels reached a low of 738, which consisted of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003, and this trend has continued through the third quarter of 2006. This increase, however, resulted from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,192, 1,383 and 1,649 for 2004, 2005 and 2006, respectively. Of these figures, land rigs comprised 1,095, 1,290 and 1,559, respectively, and offshore rigs comprised 97, 93 and 90, respectively, for the same periods.

We believe that the overall long-term outlook for domestic natural gas exploration and development activity remains positive. First, natural gas production has not kept pace with the significant increases in drilling activity in

2005 and 2006. Second, industrial gas consumption, electric power generation and a healthy economy continue to drive domestic natural gas demand. We believe that these factors will keep upward pressure on long-term natural gas prices. We do have a concern that when the current winter season ends we may see natural gas storage levels above historic norms. This could result in lower oil and natural gas prices and a decline in domestic drilling activity. However, we believe any slowdown that may occur would be short lived as long as the positive factors set forth above affecting long-term supply and demand remain in place. As a result, we are focusing our capital expenditure investments in locations which are attracting long-term investment in oil and natural gas exploration and development.

Drilling Related Products and Services

Revenue from our drilling related products and services segment constituted approximately 63% of our total 2006 consolidated revenue. Approximately 84% of our drilling segment revenue for 2006 was generated in the United States, including the Gulf of Mexico. The remaining 16% was generated in various international locations.

As the improvement in drilling activity in the United States has been onshore, we have sought to increase the content of our land-based services. In October 2002, in response to this developing trend, we made the strategic decision to enter the directional drilling business in North America. As a result of this decision and the growth in the United States land rig count, we have successfully leveraged our directional drilling business to effect an increase in the utilization of our measurement-while-drilling and logging-while-drilling tools and down-hole drilling motor fleet. The increased utilization of our measurement-while-drilling and logging-while-drilling tools and down-hole drilling motor fleet has helped to offset the slowdown in domestic offshore activity. Our logging-while-drilling revenues from the offshore market have outperformed the rig count numbers as a result of performing more jobs with a higher content of our services, improved pricing and an increase in our share of this market.

Outside of the United States, the North Sea remains our largest market segment. In 2007, we expect to see increasing drilling activity in the Middle East and a modest increase in activity levels in the North Sea.

A key challenge that our drilling related products and services segment faces is the demand by our customers for more efficient and technologically advanced services and tools. We have invested substantial time and capital into developing and commercializing technologies that are of value to our customers and that enable us to compete effectively with the major integrated oilfield service companies. During 2004, we began to market our PathMaker® 3-Dimensional Rotary Steerable line of tools with the introduction of our 12 1/4-inch PathMaker® tool. The 8 1/2-inch PathMaker® tool has been available on a limited commercial basis since the first quarter of 2006 with full commercial deployment of this tool occurring during the first quarter of 2007. Other sizes of the PathMaker® tools are currently in development. We expect commercialization of the 3-Dimensional Rotary Steerable technology to improve the utilization of our logging-while-drilling, measurement-while-drilling and directional drilling services, as our customers are increasingly requiring this type of technology as a prerequisite for submitting bids on a drilling project or contract.

Our PathFinder Survivortm series of logging-while-drilling and measurement-while-drilling tools designed for use in high pressure and high temperature conditions (up to 25,000 psi and 350ºF) continue to be successfully introduced on a commercial basis. In 2004, PathFinder introduced the first of the Survivortm tools with the commercialization of its dual frequency Array Wave Resistivity tool. The Survivortm tool series currently includes Survivortm HDS-1tm (a highly accurate directional survey tool), Survivortm DPMtm (Dynamic Pressure Module), Survivortm DNSCtm (4 3/4-inch O.D. Slim Density Neutron Standoff Caliper Tool) and Survivortm SAWRtm (4 3/4-inch O.D. dual frequency Slim Array Wave Resistivity Tool).

For a discussion of other technologies we have under development, please read “Item 1. Business — Research and Development: Technology Initiatives.”

Completion and Workover Related Products and Services

Our completion and workover related products and services segment provided approximately 37% of our total consolidated revenue for 2006. Revenues provided by this segment are almost entirely derived from the United States and the Gulf of Mexico. Demand for this segment’s products and services is less immediately affected by changing oil and natural gas prices and, thus, tends to be less directly impacted than our drilling related products and services segment. However, production activity typically decreases when oil and natural gas prices decline, which could also adversely affect our completion and workover related products and services segment.

We have increased our revenue capacity in this segment through capital spending which, when combined with our acquisitions and strategic land-based expansion efforts, has strengthened and further diversified our operations. Continued growth in this segment will be dependent upon, among other factors, industry activity levels, prices of oil and natural gas, our capital expenditure program and our ability to attract and retain qualified service personnel and field engineers required to operate the specialized equipment used in this business.

Geographic Expansion

We are currently working to establish a larger presence in the Rocky Mountain region of the United States, an expansion that is requiring an initial capital investment during 2006 and 2007 of approximately $51 million to build and equip new facilities (see Item 1. Business — Strategy). We have been providing limited services in this region and expect this facility to be completed during the first half of 2007.

Discontinued Operations

In March 2004, we committed to the divestiture of our maintenance and safety related products and services segment. Accordingly, this segment has been included in our Selected Financial Data and our Consolidated Statements of Operations and Comprehensive Income for fiscal years ended on or before December 31, 2004 as discontinued operations. In April 2004, we completed the sale of Well Safe, Inc., one of the two companies that formerly comprised our maintenance and safety related products and services segment, for cash consideration of $28.0 million. Additionally, in December 2004, we sold Charles Holston, Inc., the remaining entity that formerly comprised this segment, for consideration of $2.0 million. These sales resulted in a loss of $5.1 million for the year ended December 31, 2004.

Results of Operations

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenues.  Revenues increased by $260.4 million, or approximately 41%, to $894.8 million for the year ended December 31, 2006 from $634.4 million for the year ended December 31, 2005. This increase was primarily attributable to higher levels of activity and demand for certain of our products and services, additional revenue capacity from our capital expenditure investments and favorable pricing.

Revenues from our drilling related products and services increased by $154.7 million, or approximately 38%, to $563.9 million for the year ended December 31, 2006 from $409.2 million for the year ended December 31, 2005. We attribute the increase in revenues in this segment to:

•	a 19% increase in the average number of rotary rigs operating in the United States, resulting in an increase in demand for our directional drilling services and technologically advanced services and tools, rental tools and drilling fluids products;

•	our larger asset base resulting from our capital expenditure investments;

•	improved pricing;

•	an increase in our Gulf of Mexico market share, resulting from higher utilization of our existing logging-while-drilling tools and commercialization of certain of our new technologies discussed earlier; and

•	recovery of activity levels in the Gulf of Mexico as the infrastructure damage caused by Hurricanes Katrina and Rita in 2005 was repaired; and

•	onshore geographic expansion.

Revenues from our completion and workover related products and services increased by $105.6 million, or approximately 47%, to $330.8 million for the year ended December 31, 2006 from $225.2 million for the year ended December 31, 2005. We attribute the increase in revenues in this segment to:

•	higher demand for our tools and services as a result of an overall increase in activity levels;

•	a rebound in offshore activity and a less active 2006 hurricane season;

•	an increase in our cased-hole wireline and coiled tubing fleets and other capital expenditure investments;

•	improved pricing; and

•	onshore geographic expansion.

Cost of Revenues.  Cost of revenues increased by $114.9 million, or approximately 32%, to $472.7 million for the year ended December 31, 2006 from $357.8 million for the year ended December 31, 2005. As a percentage of revenues, cost of revenues decreased to 53% for the year ended December 31, 2006 from 56% for the year ended December 31, 2005. The decrease in cost of revenues as a percentage of revenues was primarily due to a change in our revenue mix, improved utilization in both business segments and improved pricing. In particular, our revenue mix was affected by revenue increases in our higher margin logging-while-drilling, measurement-while-drilling, directional drilling, rental tools, wireline and coiled tubing operations. These margin improvements were partially offset by higher employee compensation expenses, start-up costs in the Middle East and Rocky Mountain region and other operational costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $38.3 million, or approximately 35%, to $147.2 million for the year ended December 31, 2006 from $108.9 million for the year ended December 31, 2005. The increase was primarily attributable to increased selling costs attributable to our revenue growth, other personnel costs related to expansion efforts within all of our business lines and higher share-based compensation expense due to adoption of SFAS No. 123R as of January 1, 2006. As a percentage of revenues, selling, general and administrative expenses were 16% and 17% for the years ended December 31, 2006 and 2005, respectively.

Warehouse Fire Related Costs.  On April 17, 2005, a Houston warehouse facility operated by one of our subsidiaries was destroyed by a fire. For the year ended December 31, 2005, we reported $3.7 million in costs associated with this fire. This amount has been reflected in the Consolidated Statements of Operations and Comprehensive Income under the caption “Warehouse fire related costs” and as a reduction to operating income for the drilling segment in Footnote 13 “Operating Segments” for the year ended December 31, 2005.

Research and Development Expenses.  Research and development expenses increased by $0.9 million, or approximately 6%, to $17.2 million for the year ended December 31, 2006 from $16.3 million for the year ended December 31, 2005. The costs incurred in 2006 were for development of various PathFinder technologies, including our PathMaker® 3-Dimensional Rotary Steerable line of tools.

Depreciation and Amortization.  Depreciation and amortization increased by $6.1 million, or approximately 11%, to $62.7 million for the year ended December 31, 2006 from $56.6 million for the year ended December 31, 2005. This increase was principally the result of a larger depreciable asset base resulting from our capital expenditure investments.

Interest and Other Expense.  Interest and other expense for the year ended December 31, 2006 was $8.9 million, a decrease of $1.9 million, or approximately 18%, from $10.8 million for the year ended December 31, 2005. This decrease was principally due to lower outstanding borrowings under our credit facility, partially offset by higher interest costs associated with rising interest rates. We recognized approximately $1.2 million in net gains in 2006 as decreases to interest expense during 2006 and we recognized $0.5 million in net losses in 2005 as increases to interest expense resulting from net payments to swap counterparties (discussed more fully under “Capital Resources”).

Provision for Income Taxes.  Our effective income tax rates for the years ended December 31, 2006 and 2005 were 38% and 39%, respectively. We anticipate that our effective income tax rate for 2007 will range from 39% to 40% assuming no discrete tax items. The estimated increase in our effective tax rate in 2007 is principally attributable to several factors including changes in valuation allowances in various jurisdictions and fluctuations in income across taxing jurisdictions with different tax rates.

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

Warehouse Fire Related Costs.  On April 17, 2005, a Houston warehouse facility operated by one of our subsidiaries was destroyed by a fire. For the year ended December 31, 2005, we reported $3.7 million in costs associated with this fire, net of approximately $0.8 million in insurance reimbursements. This amount has been reflected in our Selected Financial Data and our Consolidated Statements of Operations and Comprehensive Income under the caption “Warehouse fire related costs” and in Footnote 13 “Operating Segments” as a reduction to operating income for the drilling segment for the year ended December 31, 2005.

Research and Development Expenses.  Research and development expenses increased by $0.8 million, or approximately 5%, to $16.3 million for the year ended December 31, 2005 from $15.5 million for the year ended December 31, 2004. This increase was the result of increased research and development spending on our PathFinder technologies, including our PathMaker® 8 1/2-inch 3-Dimensional Rotary Steerable tool, our Slim Density Neutron Stand-off Caliper tool and other research and development initiatives.

Depreciation and Amortization.  Depreciation and amortization increased by $10.9 million, or approximately 24%, to $56.6 million for the year ended December 31, 2005 from $45.7 million for the year ended December 31, 2004. This increase was largely the result of a larger depreciable asset base resulting from our capital expenditures.

Interest and Other Expense.  Interest and other expense for the year ended December 31, 2005 was $10.8 million, a decrease of $0.2 million, or approximately 2%, from $11.0 million for the year ended December 31, 2004. This decrease was primarily due to our write-off, during the second quarter of 2004, of $3.1 million in deferred financing costs associated with the retirement of our previous credit facility during June of 2004 and a larger amount of debt in 2004, partially offset by higher interest costs associated with rising interest rates and our recognition of approximately $0.5 million in net losses in 2005 as increases to interest expense resulting from net payments to swap counterparties (discussed more fully under “Capital Resources”).

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

Allowance for doubtful accounts

We extend credit to customers and other parties in the normal course of business. We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding our customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. In the event we were to determine that a customer may not be able to make required payments, we would increase the allowance through a charge to income in the period in which that determination is made. Historically, we have not incurred material write-offs against the allowance for doubtful accounts that had not been adequately provided for. See Note 2 to the Consolidated Financial Statements for further discussion.

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

Insurance reserves

We are subject to legal proceedings and claims from time to time, the outcomes of which are subject to significant uncertainty. Although we maintain policies of insurance that cover claims asserted against our company, many of our policies provide for large deductibles. In addition, our insurance policies may not cover certain types of claims. We determine whether to disclose and accrue for loss contingencies based on the coverages we maintain and our assessment of whether the risk of loss is remote, reasonably possible, or probable. While we make these judgments with the advice of legal counsel and our insurers, these judgments are inherently subjective. As claims develop and additional information becomes available, adjustments to loss reserves may be required. Historically, our actual claims losses have not differed materially from our loss reserves.

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

If any of these or other indicators occurs, we review the asset to determine whether there has been an impairment. Several of these indicators are beyond our control, and we cannot predict with any certainty whether or not they will occur. In addition, determination of future cash flows requires us to make judgments and estimates based upon the most recent market and operating data for the applicable asset at the time the estimate is made, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry.

Goodwill and intangible assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing or more frequently if indicators arise. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows but are also based on other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur. See Notes 2 and 5 to the Consolidated Financial Statements for more information.

Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) as of January 1, 2006 using the modified prospective method in which compensation cost is recognized based (1) on the requirements of SFAS No. 123R for all share-based payments granted after January 1, 2006 and (2) on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. For the year ended December 31, 2006, we recorded approximately $4.1 million of pretax expense relating to this pronouncement for nonvested share-based payments granted prior to January 1, 2006. See Notes 2 and 11 to the Consolidated Financial Statements for additional information.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, we will adopt FIN 48 effective as of January 1, 2007. Upon adoption, we estimate that a cumulative effect adjustment of up to $4 million will be charged to retained earnings to increase reserves for uncertain tax positions. The amount of the charge is subject to revision as management completes its analysis. Currently, we do not anticipate that the adoption of FIN 48 will have a material impact on our effective tax rate.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006 and its guidance is applicable to entities in all industries. We will adopt the guidance in FSP AUG-AIR-1 as of January 1, 2007 and apply it retrospectively for all prior periods presented. As of December 31, 2006, we had accrued maintenance costs of approximately $6.0 million, a portion of which relates to maintenance and repair services provided as of that date. We are currently evaluating the impact that the adoption of this guidance will have on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have an impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS 157 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated financial statements.

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

Cash flow

Working capital was $218.1 million as of December 31, 2006 and $155.6 million as of December 31, 2005. Net cash provided by operating activities was $144.1 million for the year ended December 31, 2006 and $72.7 million for the year ended December 31, 2005. The increase in working capital and cash flow from operating activities was largely due to increases in activity levels across all business lines.

Net cash used in investing activities was $133.7 million for the year ended December 31, 2006 and $68.5 million for the year ended December 31, 2005. The increase in net cash used in investing activities was principally the result of increased capital expenditures which was partially offset by an increase in proceeds from sales of equipment, which are primarily lost-in-hole proceeds which represent funds we receive from a customer when our rental equipment is involuntarily damaged or lost in-hole. Additionally, we invested $8.7 million in 2006 and $2.5 million in 2005, net of cash acquired, to acquire businesses.

Net cash provided by financing activities was $15.7 million for the year ended December 31, 2006 and net cash used in financing activities was $3.9 million for the year ended December 31, 2005. Changes in net cash related to financing activities were principally the result of significantly higher proceeds from the exercise of stock options and the related tax benefits during 2006 as compared to 2005. The adoption of SFAS No. 123R in 2006 resulted in a decrease in reported cash flow from operating activities of $13.3 million offset by an increase in reported cash flow from financing activities of $13.3 million for the year ended December 31, 2006. For periods prior to the adoption of SFAS No. 123R, the excess tax benefits from the exercise of stock options were reported as cash flows from operating activities.

For the year ended December 31, 2006, we made capital expenditures, primarily for rental equipment of $153.8 million, which included expenditures for the replacement of rental equipment, including rental tools damaged or lost-in-hole. In addition, we incurred $17.2 million in research and development expenses for the year ended December 31, 2006.

Acquisitions

During 2006, we consummated one acquisition for total consideration of approximately $10.4 million, including cash of approximately $9.4 million ($8.7 million net of cash acquired) and 20,358 shares of our common stock. See Note 3 to the Consolidated Financial Statements for additional information.

Capital resources

We maintain a revolving credit facility with certain lenders to provide for our cash, liquidity and other borrowing needs. The credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of December 31, 2006, we had an outstanding loan balance of $150.0 million and approximately $10.4 million in letters of credit issued under our credit facility, resulting in an available borrowing capacity on such date of approximately $214.6 million.

Amounts borrowed under our credit facility bear interest, at our election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0%, depending upon our leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0%, depending upon our leverage ratio. As of December 31, 2006, borrowings under our credit facility bore interest at approximately 6.4%.

Our credit facility is secured by a lien on substantially all of our property and assets, a pledge of all of the capital stock of our domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our top tier foreign subsidiaries. In addition, our credit facility is guaranteed by all of our domestic subsidiaries. Our credit facility requires, among other things, that we maintain certain financial ratios, including a leverage ratio and an interest coverage ratio, and a specified net worth. Our credit facility limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, the amount of future investments we may make, our ability to pay dividends and our ability to engage in certain business combination transactions. As of December 31, 2006, we are in compliance with the financial ratios and other limitations of the credit facility.

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

The descriptions of our credit facility, as amended by the first amendment and second amendment, are qualified in their entirety by reference to the original credit facility which is filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, the first amendment which is filed as Exhibit 10.8(a) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and the second amendment which is filed as Exhibit 10.8(b) to our Annual Report on Form 10-K for the year ended December 31, 2005.

In May 2005, we entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Under these agreements, we receive interest at a floating rate equal to three-month LIBOR and pay interest at a fixed rate of 4.24%. The three-month LIBOR rate as of December 31, 2006 was approximately 5.4%.

Contractual obligations

The following table aggregates information about our contractual cash obligations (in thousands) as of December 31, 2006:

	Payments Due by Period
					More than
Contractual Obligations	Total	0-1 Year	2-3 Years	4-5 Years	5 Years

Debt	$150,000	$—	$—	$150,000	$—
Operating leases	35,511	8,241	13,053	9,094	5,123
Purchase obligations(1)	105,511	105,511	—	—	—

Total	$291,022	$113,752	$13,053	$159,094	$5,123

(1)	Purchase obligations represent orders to purchase various rental equipment, inventory items and other supplies that have not yet been delivered.

Future capital requirements

We anticipate that acquisitions of complementary companies, assets and product lines will continue to play an important role in our business strategy. While there are currently no unannounced agreements or ongoing negotiations for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time. Likewise, we will continue to need to make capital expenditures for rental equipment and to make research and development expenditures to maintain and improve the quality of our products and services. We currently estimate that we will make capital expenditures of approximately $180.0 million in 2007, including expenditures for the Rocky Mountain region facilities and related equipment, and will make research and development expenditures of approximately $23.0 million to $25.0 million in 2007.

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

Off-balance sheet arrangements

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

Interest Rate Risk.  We are subject to market risk exposure related to changes in interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Under these agreements, we receive interest at a floating rate equal to three-month LIBOR and pay interest at a fixed rate of 4.24%. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the LIBOR-based interest rate we pay under our credit facility would have had no impact on our net interest expense for the year ended December 31, 2006.

Foreign Currency Exchange Risk.  Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently do not hedge against foreign currency translation risks and we believe that foreign currency exchange risk is unlikely to be significant to our operations.

Stock Price Volatility.  Our ability to raise capital at a reasonable cost of capital is, in part, affected by the market price of our common stock. The market price of our common stock may be influenced by many factors including real or perceived variations in our earnings, variations in oil and natural gas prices, the level of exploration, development and production activity of, and the corresponding capital spending by, our customers, investor perceptions of us and other oilfield service companies and the liquidity of the market for our common stock.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the notes thereto and our independent registered public accounting firm’s reports thereon appear on pages F-1 through F-27 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

As of December 31, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management has determined that our internal control over financial reporting as of December 31, 2006 was effective.

Our management’s assessment of the effectiveness of our internal control over external financial reporting in accordance with generally accepted accounting principles as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing elsewhere in this Annual Report on Form 10-K, which expresses unqualified opinions on our management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006.

Other Matters.  During the quarterly period ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item is hereby incorporated by reference to the sections entitled “Information About Directors” and “Executive Officers of the Company” in our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2006.

Item 11.	Executive Compensation.

Information required by this item is hereby incorporated by reference to the sections entitled “Director Compensation” and “Executive Compensation” of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is hereby incorporated by reference to the section entitled “Principal Shareholders” of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2006 and under the heading “Equity Compensation Plans” in Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is hereby incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Election of Directors” of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2006.

Item 14.	Principal Accounting Fees and Services.

Information required by this item is hereby incorporated by reference to the section entitled “Audit Committee Report” of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Our consolidated financial statements, together with the notes thereto and our independent accountants’ reports thereon appear on pages F-1 through F-27 of this Annual Report on Form 10-K. An index to such financial statements appears on page F-1, and such index is incorporated herein by reference. All schedules not filed herewith for which provision is made under SEC Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to our consolidated financial statements.

The Exhibit Index, which index follows page F-27 of this report and is incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W-H Energy Services, Inc.

By:	/s/ Kenneth T. White, Jr.
Kenneth T. White, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 2007.

Signature

/s/ Kenneth T. White, Jr. Kenneth T. White, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Ernesto Bautista, III Ernesto Bautista, III	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John R. Brock John R. Brock	Director

/s/ James D. Lightner James D. Lightner	Director

/s/ Christopher Mills Christopher Mills	Director

/s/ Milton L. Scott Milton L. Scott	Director

/s/ Robert H. Whilden, Jr. Robert H. Whilden, Jr.	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of W-H Energy Services, Inc.

We have audited the accompanying consolidated balance sheets of W-H Energy Services, Inc. (a Texas corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W-H Energy Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments, on a modified prospective basis as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of W-H Energy Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2007, expressed an unqualified opinion that W-H Energy Services, Inc. and subsidiaries maintained effective internal control over financial reporting and an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting.

GRANT THORNTON LLP

Houston, Texas
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
W-H Energy Services, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that W-H Energy Services, Inc. (a Texas corporation) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of W-H Energy Services, Inc. and its subsidiaries is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that W-H Energy Services, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also in our opinion, W-H Energy Services, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W-H Energy Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years then ended, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

GRANT THORNTON LLP

Houston, Texas
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
W-H Energy Services, Inc.:

In our opinion, the consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of W-H Energy Services, Inc. and its subsidiaries (the Company) for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas
March 11, 2005

W-H ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2006	2005

Current Assets:
Cash and cash equivalents	$36,329	$9,914
Accounts receivable, net of allowance of $5,596 and $5,243, respectively	204,755	152,348
Inventories	78,127	55,142
Deferred income taxes	8,863	5,625
Prepaid expenses and other	14,906	11,149

Total current assets	342,980	234,178
Property and equipment, net	343,496	257,286
Goodwill, net	119,550	113,569
Other assets, net	19,248	17,742

Total assets	$825,274	$622,775

Current Liabilities:
Accrued liabilities	$68,218	$47,919
Accounts payable	56,668	30,692

Total current liabilities	124,886	78,611
Long-term debt	150,000	165,000
Deferred income taxes	56,637	40,214
Other long-term obligations	993	—
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 30,158 and 28,826 shares issued and outstanding, respectively	3	3
Additional paid-in capital	272,010	235,392
Deferred stock compensation	—	(280)
Other comprehensive income	9,759	7,852
Retained earnings	210,986	95,983

Total shareholders’ equity	492,758	338,950

Total liabilities and shareholders’ equity	$825,274	$622,775

The accompanying notes are an integral part of these financial statements.

W-H ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2006	2005	2004

Revenues	$894,754	$634,361	$462,428
Costs and expenses:
Cost of revenues	472,692	357,787	269,897
Selling, general and administrative	147,202	108,946	87,772
Warehouse fire related costs	—	3,690	—
Research and development expenses	17,189	16,275	15,474
Depreciation and amortization	62,713	56,639	45,665

Total costs and expenses	699,796	543,337	418,808

Operating income	194,958	91,024	43,620
Other (income) expense:
Interest expense, net	8,864	10,498	11,117
Other (income) expense, net	72	279	(94)

Income before income taxes	186,022	80,247	32,597
Provision for income taxes	71,019	31,294	12,548

Income from continuing operations	115,003	48,953	20,049
Loss from discontinued operations, net of tax	—	—	(2,126)

Net income	$115,003	$48,953	$17,923

Comprehensive income:
Net income	$115,003	$48,953	$17,923
Interest rate swap valuations	353	2,030	—
Foreign currency translation adjustment	1,554	(1,700)	855

Comprehensive income	$116,910	$49,283	$18,778

Earnings (loss) per share:
Basic
From continuing operations	$3.88	$1.74	$0.73
From discontinued operations	—	—	(0.08)

Total	$3.88	$1.74	$0.65

Diluted
From continuing operations	$3.76	$1.68	$0.71
From discontinued operations	—	—	(0.07)

Total	$3.76	$1.68	$0.64

Number of shares used in calculation of earnings per share:
Basic	29,656	28,135	27,528
Diluted	30,572	29,086	28,201

The accompanying notes are an integral part of these financial statements.

W-H ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional		Other
		Par	Paid-In	Deferred Stock	Comprehensive	Retained
	Shares	Value	Capital	Compensation	Income	Earnings	Total

Balance, January 1, 2004	27,401	$3	$211,683	$—	$6,667	$29,107	$247,460
Deferred stock compensation	75	—	1,318	(1,318)	—	—	—
Amortization of deferred stock compensation	—	—	—	512	—	—	512
Issuance of common stock — stock option exercises	327	—	1,553	—	—	—	1,553
Tax benefit from employee stock option plan	—	—	292	—	—	—	292
Foreign currency translation adjustment	—	—	—	—	855	—	855
Net income	—	—	—	—	—	17,923	17,923

Balance, December 31, 2004	27,803	3	214,846	(806)	7,522	47,030	268,595
Amortization of deferred stock compensation	—	—	—	526	—	—	526
Issuance of common stock — stock option exercises	992	—	12,991	—	—	—	12,991
Issuance of common stock — acquisitions	31	—	882	—	—	—	882
Tax benefit from employee stock option plan	—	—	6,673	—	—	—	6,673
Interest rate swap valuations, net of tax of $1,092	—	—	—	—	2,030	—	2,030
Foreign currency translation adjustment	—	—	—	—	(1,700)	—	(1,700)
Net income	—	—	—	—	—	48,953	48,953

Balance, December 31, 2005	28,826	3	235,392	(280)	7,852	95,983	338,950
Elimination of deferred stock compensation in accordance with the adoption of SFAS 123R	—	—	(280)	280	—	—	—
Stock-based compensation	117	—	5,291	—	—	—	5,291
Issuance of common stock — stock option exercises	1,195	—	17,385	—	—	—	17,385
Issuance of common stock — acquisitions	20	—	889	—	—	—	889
Tax benefit from employee stock option plan	—	—	13,333	—	—	—	13,333
Interest rate swap valuations, net of tax of $189	—	—	—	—	353	—	353
Foreign currency translation adjustment	—	—	—	—	1,554	—	1,554
Net income	—	—	—	—	—	115,003	115,003

Balance, December 31, 2006	30,158	$3	$272,010	$—	$9,759	$210,986	$492,758

The accompanying notes are an integral part of these financial statements.

W-H ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$115,003	$48,953	$17,923
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization	62,713	56,639	45,665
Provision for doubtful accounts	1,443	2,103	1,889
Gain on sales of equipment	(18,987)	(12,158)	(8,715)
Deferred tax provision	10,844	8,045	6,579
Share-based compensation	5,291	526	512
Write-off of deferred financing costs	—	—	3,123
Amortization of deferred financing costs	574	488	842
Excess tax benefit from share-based compensation	(13,333)	—	—
Change in operating assets and liabilities, excluding effects of acquisitions and discontinued operations — Accounts receivable, net	(53,174)	(42,230)	(32,739)
Inventories	(22,448)	(6,572)	(10,950)
Prepaid expenses and other	(2,776)	(385)	(4,038)
Other assets, net	23	576	(2,130)
Accounts payable, accrued liabilities and other	58,892	16,701	23,279

Net cash provided by operating activities	144,065	72,686	41,240

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired of $693, $ — , and $272	(8,724)	(2,496)	(4,066)
Additions to property and equipment	(153,790)	(88,967)	(82,407)
Proceeds from sales of equipment	28,824	22,934	15,778

Net cash used in investing activities	(133,690)	(68,529)	(70,695)

Cash Flows from Financing Activities:
Proceeds from the issuance of debt	25,760	61,783	241,361
Payments on debt	(40,760)	(77,588)	(238,281)
Debt issuance costs	—	(1,089)	(1,572)
Proceeds from exercise of stock options	17,385	12,991	1,553
Excess tax benefit from share-based compensation	13,333	—	—

Net cash provided by (used in) financing activities	15,718	(3,903)	3,061

Effect of exchange rate changes on cash	322	(788)	(177)

Cash flow of discontinued operations:
Operating cash flows	—	—	(1,533)
Investing cash flows	—	—	26,674

Total	—	—	25,141

Net Increase (Decrease) in Cash and Cash Equivalents	26,415	(534)	(1,430)
Cash and Cash Equivalents, beginning of period	9,914	10,448	11,878

Cash and Cash Equivalents, end of period	$36,329	$9,914	$10,448

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$8,673	$9,366	$7,120

Income taxes paid during the period	$40,075	$15,647	$8,411

Supplemental Disclosure of Non-cash Transactions:
Issuance of common stock for acquisitions	$889	$882	$—

The accompanying notes are an integral part of these financial statements.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Organization

Description of Company

W-H Energy Services, Inc., a Texas corporation, and its subsidiaries (collectively, “W-H”) is a diversified oilfield service company that provides products and services used in connection with the drilling and completion of oil and natural gas wells and the production of oil and natural gas. W-H has the following primary lines of business: (1) drilling related products and services, which include logging-while-drilling, measurement-while-drilling, directional drilling, down-hole drilling motors, drilling fluids and rental tools; and (2) completion and workover related products and services, which include cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment, coiled tubing, completion fluids and rental tools.

W-H’s business depends in large part on the conditions in the oil and natural gas industry and specifically on the amount of capital spending by its customers. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity, as well as the entire health of the oil and natural gas industry. Changes in prices could have a material effect on W-H’s results of operations and financial condition, particularly with respect to its drilling related products and services segment. Demand for W-H’s drilling related products and services is directly affected by the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Demand for W-H’s completion and workover related products and services also depends on oil and natural gas production activity, which is less immediately affected by changes in oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond W-H’s control. Any prolonged reduction in oil and natural gas prices may depress the level of exploration, development and production activity. Lower levels of activity result in a corresponding decline in the demand for W-H’s drilling related products and services which could have a material adverse effect on its revenues and profitability. Other risk factors include, but are not limited to, risks associated with (1) W-H’s ability to develop and commercialize competitive tools and technologies, (2) explosions, spills, fires and other accidents, (3) the competitive nature of W-H’s business, (4) the cost and availability of insurance, (5) the ability to attract and retain skilled employees and managers and (6) weather conditions in offshore markets.

Discontinued Operations

In March 2004, W-H committed to the divestiture of its maintenance and safety related products and services segment. Accordingly, this segment has been included in the Consolidated Statements of Operations and Comprehensive Income as discontinued operations. In April 2004, W-H completed the sale of Well Safe, Inc., one of the two companies that formerly comprised the maintenance and safety related products and services segment, for cash consideration of $28.0 million. In December 2004, W-H sold Charles Holston, Inc., the remaining entity that formerly comprised this segment, for consideration of $2.0 million. These sales resulted in a loss of $5.1 million for the year ended December 31, 2004. This loss is included as a component of discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Income. Summary financial results for this segment are as follows:

2004

Revenues	$16,007

Loss before taxes	$(3,792)
Tax benefit	(1,666)

Net loss	$(2,126)

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable

Accounts receivable have a concentration of credit risk in the oil and natural gas industry. W-H relies upon credit approval, balance limitation and monitoring procedures to control credit use on trade accounts receivable. W-H generally does not require collateral.

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

Proceeds from sales of equipment, including sales of equipment involuntarily damaged or lost down-hole, are reported as cash inflows from investing activities in the accompanying consolidated statements of cash flows. For the years ended December 31, 2006, 2005 and 2004, proceeds from sales of equipment involuntarily damaged or lost down-hole were $27.9 million, $20.8 million and $15.3 million, respectively. For the years ended December 31, 2006, 2005 and 2004, the gain on sales of equipment involuntarily damaged or lost down-hole was $20.0 million, $13.7 million and $9.3 million, respectively.

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

Realization of Long-Lived Assets

W-H evaluates the carrying value of long-lived assets whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, W-H measures the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. There have been no significant events or changes in circumstances indicating that the carrying value of W-H’s long-lived assets may not be recoverable; therefore, no adjustments were made to the carrying value of long-lived assets during the three years ended December 31, 2006.

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

Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually (or more frequently if indicators arise) for impairment. According to SFAS No. 142, companies are required to identify their reporting units and determine the aggregate carrying values and fair values of all such reporting units. If the carrying value of a reporting unit exceeds its relative fair value, SFAS No. 142 requires that a second impairment test be performed. This second step requires the comparison of the implied fair value of the reporting unit goodwill to its related carrying value, both of which must be measured by the company at the same point in time each year. W-H performed the required assessments in accordance with SFAS No. 142 for the three years ended December 31, 2006, which resulted in W-H recording no goodwill impairment expense.

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

Revenue Recognition

W-H provides rental equipment and services to its customers on a day/hourly rate basis and recognizes the related revenue on a per-day/hourly basis as the work progresses. W-H also sells products to customers and recognizes the related revenue as items are shipped from its facilities. Proceeds from customers for the cost of

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

oilfield rental equipment that is involuntarily damaged or lost down-hole are reflected as revenues. For the years ended December 31, 2006, 2005 and 2004, proceeds from sales of equipment involuntarily damaged or lost down-hole included in revenues were $27.9 million, $20.8 million and $15.3 million, respectively.

Cost of Revenues

The primary components of cost of revenues are those salaries, expendable supplies, repairs and maintenance, costs of products sold and general operational costs that are directly associated with the services W-H performed for or products sold by W-H to its customers.

Research and Development

Research and development costs primarily represent salaries of research personnel and their related expenditures. Such activities are expensed when incurred. For the years ended December 31, 2006, 2005 and 2004, research and development costs were $17.2 million, $16.3 million and $15.5 million, respectively.

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

Accounting for Share-Based Compensation

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

The following table illustrates the effect on net income and earnings per share as if W-H had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Year Ended December 31,
	2005	2004

Net income, as reported	$48,953	$17,923
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect	321	315
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,489)	(2,692)

Pro forma net income	$46,785	$15,546

Earnings per share:
As reported:
Basic	$1.74	$0.65
Diluted	$1.68	$0.64
Pro forma:
Basic	$1.66	$0.56
Diluted	$1.61	$0.55
Weighted-average fair value per share of options granted	$11.85	$9.61

In calculating the amount of the deduction in the table above, the fair value of each option was estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used for the historical option grants in the years ended December 31, 2005 and 2004: risk-free interest rates between 3.9% and 4.6%; dividend rates of zero; expected lives between 5.6 years and 6.7 years; and expected volatilities between 49.6% and 50.7%.

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 regarding its interpretation of SFAS 123R. Under SFAS 123R and SAB 107, W-H expenses the grant-date fair value of stock options and other equity-based compensation issued to employees. W-H adopted SFAS 123R as of January 1, 2006 using the modified prospective method in which compensation cost is recognized based (1) on the requirements of SFAS 123R for all share-based payments granted after January 1, 2006 and (2) on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006.

Under the Black-Scholes option-pricing model, W-H estimated volatility using only its historical share price performance over the expected life of the option. Under SFAS No. 123R, however, W-H estimates expected volatility using a blend of implied volatility based on market-traded options on W-H’s common stock and historical volatility of W-H’s common stock over the contractual life of the options. Results of prior periods do not reflect any restated amounts and W-H had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. For awards with service conditions and a graded vesting schedule only, W-H

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognizes compensation expense on a straight-line basis over the requisite service period for the entire award. W-H’s policy is to issue new shares of common stock to satisfy stock option exercises or grants of restricted shares.

For the year ended December 31, 2006, the adoption of SFAS No. 123R decreased W-H’s reported operating income and income before income taxes by approximately $4.1 million, reported net income by $2.7 million and reported basic and diluted net earnings per share by $0.09 per share. The share-based compensation expense is reported in cost of revenues or selling, general and administrative expense based on the classification of the optionees’ cash compensation expenses. The adoption of SFAS No. 123R resulted in a decrease in reported cash flow from operating activities of $13.3 million offset by an increase in reported cash flow from financing activities of $13.3 million for the year ended December 31, 2006. W-H’s adoption of SFAS No. 123R did not affect operating income, income before income taxes, net income, cash flow from operations, cash flow from financing activities or basic and diluted net earnings per share for the years ended December 31, 2005 and 2004.

The fair value of each option award made after December 31, 2005 will be estimated on the date of grant using a binomial lattice-based option valuation model, which incorporates ranges of assumptions for inputs. The assumptions will be determined as follows:

•	the expected volatility will be a blend of implied volatility based on market-traded options on W-H’s common stock and historical volatility of W-H’s stock over the contractual life of the options;

•	historical data will be used to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected life of options granted will be derived from the output of the option valuation model and represents the period of time the options are expected to be outstanding; and

•	the risk-free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

Foreign Currency Translations

The operations of foreign locations were translated into U.S. dollars based on the current exchange rates at the respective balance sheet dates and the weighted-average rates during each year for the statements of operations and comprehensive income. For the years ended December 31, 2006, 2005 and 2004, the translation adjustments were a gain of $1.6 million, a loss of $1.7 million and a gain of $0.9 million, respectively, and are reflected as foreign currency translation adjustments in the consolidated statements of operations and comprehensive income.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period as adjusted for the dilutive effect of stock options and restricted shares. For the year ended December 31, 2006, there were no anti-dilutive stock options, therefore, the effect of all stock options were included in the diluted earnings per share calculation. For the years ended December 31, 2005 and 2004, 2,382 and 1,404,661 shares, respectively were excluded from the calculation because the exercise price of the underlying stock options exceeded the average price of our common stock for the applicable period.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following reconciles basic and diluted weighted average shares outstanding (in thousands):

	Year Ended December 31,
	2006	2005	2004

Basic weighted average shares outstanding	29,656	28,135	27,528
Dilutive effect of stock options and restricted shares	916	951	673

Diluted weighted average shares outstanding	30,572	29,086	28,201

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, W-H will adopt FIN 48 effective as of January 1, 2007. Upon adoption, W-H estimates that a cumulative effect adjustment of up to $4.0 million will be charged to retained earnings to increase reserves for uncertain tax positions. The amount of the charge is subject to revision as management completes its analysis. Currently, W-H does not anticipate that the adoption of FIN 48 will have a material impact on its effective tax rate.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006 and its guidance is applicable to entities in all industries. W-H will adopt the guidance in FSP AUG-AIR-1 as of January 1, 2007 and apply it retrospectively for all prior periods presented. As of December 31, 2006, W-H had accrued maintenance costs of approximately $6.0 million, a portion of which relates to maintenance and repair services provided as of that date. W-H is currently evaluating the impact that the adoption of this guidance will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have an impact on W-H’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. W-H will adopt SFAS 157 on January 1, 2008, and has not yet determined the impact, if any, on its consolidated financial statements.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

On July 24, 2006, a wholly-owned subsidiary of W-H acquired Mt. Pulaski Products, Inc., including its related companies (“Mt. Pulaski”). Mt. Pulaski supplies products used in various industrial applications including drilling fluids. Total consideration for this acquisition of approximately $10.4 million included $9.4 million in cash and 20,358 shares of W-H common stock. W-H recognized goodwill of $5.8 million related to this acquisition.

During 2005, W-H acquired Madden Systems, Inc. (“Madden”) to enhance the technology of W-H’s operating companies that offer wireline logging services. Total consideration for this acquisition of $3.5 million included $2.5 million in cash and 31,422 shares of W-H common stock. W-H recognized intangible assets of approximately $2.6 million, including trade secret technology of $2.1 million and goodwill of approximately $0.5 million.

Unaudited proforma consolidated financial information for these acquisitions have not been included as the results were not material to current operations.

4.	Detail of Certain Balance Sheet Accounts

Activity in W-H’s allowance for doubtful accounts consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Balance, beginning of year	$5,243	$3,890	$4,465
Deductions for uncollectible receivables written off	(1,090)	(750)	(2,464)
Additions charged to expense	1,443	2,103	1,889

Balance, end of year	$5,596	$5,243	$3,890

The components of inventories are as follows (in thousands):

	December 31,
	2006	2005

Finished goods	$66,069	$49,248
Work-in-process	7,626	3,658
Raw materials and supplies	16,594	8,506
Inventory reserve	(12,162)	(6,270)

Inventories	$78,127	$55,142

During the year ended December 31, 2006, one of W-H’s subsidiaries increased its inventory reserve due to changes in its valuation of slow-moving inventory items.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net property and equipment consists of the following (in thousands):

	December 31,
	2006	2005

Rental equipment	$426,129	$339,673
Machinery and equipment	71,942	50,294
Automobiles and trucks	30,396	23,023
Office equipment, furniture and fixtures	9,151	7,675
Construction-in-progress	10,124	—
Building and leasehold improvements	33,643	25,862

Total	581,385	446,527
Less — accumulated depreciation	(237,889)	(189,241)

Property and equipment, net	$343,496	$257,286

Construction-in-progress relates to the construction of the Rocky Mountain region facilities and includes capitalized interest of approximately $0.2 million. Depreciation expense charged to operations totaled approximately $61.8 million, $55.4 million, and $44.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Other intangibles, included in other assets, net, consist of the following (in thousands):

	December 31,		Life in
	2006	2005	Years

License agreements	$6,784	$6,476	12-17
Non-compete agreements	3,435	3,286	2-5
Trade secret technology	2,100	2,100	—

Total	12,319	11,862
Less — accumulated amortization	(6,991)	(5,929)

Other intangibles, net	$5,328	$5,933

Amortization expense charged to operations totaled approximately $0.9 million, $1.2 million, and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Estimated aggregate amortization of intangible assets (in thousands) for the next 5 years is as follows:

	2007	2008	2009	2010	2011

Amortization	$943	$751	$684	$363	$116

Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005

Accrued compensation and benefits	$25,415	$16,526
Accrued taxes	14,851	4,654
Accrued maintenance	6,019	4,335
Accrued insurance	1,775	2,153
Accrued professional fees	2,332	1,782
Other accrued liabilities	17,826	18,469

Accrued liabilities	$68,218	$47,919

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill:

The changes in the carrying amount of goodwill for each of W-H’s reportable business segments for the years ended December 31, 2005 and 2006 were as follows (in thousands):

	Drilling	Completion	Total

Balances as of January 1, 2005	$38,474	$74,310	$112,784
Goodwill acquired during the period	—	542	542
Goodwill adjusted for prior year acquisitions	111	132	243

Balances as of December 31, 2005	38,585	74,984	113,569
Goodwill acquired during the period	5,807	—	5,807
Goodwill adjusted for prior year acquisitions	(2)	176	174

Balances as of December 31, 2006	$44,390	$75,160	$119,550

6.	Credit Facility:

W-H maintains a revolving credit facility with certain lenders to provide for its cash, liquidity and other borrowing needs. The credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of December 31, 2006, W-H had an outstanding loan balance of $150.0 million and approximately $10.4 million in letters of credit issued under its credit facility, resulting in an available borrowing capacity on such date of approximately $214.6 million.

Amounts borrowed under the credit facility bear interest, at W-H’s election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0%, depending upon W-H’s leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0%, depending upon W-H’s leverage ratio. As of December 31, 2006, borrowings under the credit facility bore interest at approximately 6.4%.

The credit facility is secured by a lien on substantially all of W-H’s property and assets, a pledge of all the capital stock of W-H’s domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H’s top tier foreign subsidiaries. In addition, the credit facility is guaranteed by all of W-H’s domestic subsidiaries. The credit facility requires, among other things, that W-H maintain certain financial ratios, including a leverage ratio and an interest coverage ratio, and a specified net worth. The credit facility limits the amount of capital expenditures W-H may make, the amount of debt W-H may incur outside of the credit facility, the amount of future investments W-H may make, the ability of W-H to pay dividends and the ability of W-H to engage in certain business combination transactions. As of December 31, 2006, W-H is in compliance with the financial ratios and other limitations of the credit facility.

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

On May 18, 2005, W-H entered into interest rate swap agreements with a total notional amount of $150.0 million related to its credit facility. Under these agreements, W-H receives interest at a floating rate equal to three month LIBOR and pays interest at a fixed rate of 4.24%. The interest rate swap agreements have been designated as and qualify as cash flow hedging instruments. The interest rate swap agreements are fully effective,

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and have resulted in no gain or loss due to ineffectiveness being recorded in net income in the Consolidated Statement of Operations and Comprehensive Income. For the years ended December 31, 2006 and 2005, W-H recognized net gains of $1.2 million and net losses of $0.5 million, respectively, to interest expense resulting from net payments to the swap counterparties. W-H has recorded the fair value of the interest rate swap agreements on its Consolidated Balance Sheet, which was in aggregate an asset of $3.7 million and $3.1 million at December 31, 2006 and 2005, respectively, based on the fair value of the instruments. As of December 31, 2006, W-H anticipates that approximately $1.6 million of this asset will be recognized as gains resulting in reductions to interest expense during 2007.

8.	Commitments and Contingencies

Operating Leases

W-H leases certain real property and automobiles under operating leases that expire at various dates through 2014. Additionally, W-H rents various equipment under short-term, cancelable arrangements. Rental expense under operating leases and short-term rentals was approximately $37.7 million, $25.5 million and $21.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For the Year Ended December 31,

2007	$8,241
2008	7,303
2009	5,750
2010	4,371
2011	4,723
Thereafter	5,123

Total	$35,511

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

W-H also has employment agreements with certain non-corporate officers and other key employees. The agreements are for original terms of two to three years and provide for severance pay upon the occurrence of certain events including involuntary termination.

Litigation

W-H is from time to time a party or otherwise subject to legal proceedings, claims, investigations and other proceedings in the ordinary course of its business. These matters typically involve tort, workers compensation, commercial and infringement and other intellectual property claims. Where appropriate, W-H makes provision for a liability with respect to these claims in its financial statements in accordance with generally accepted accounting principles. These provisions are reviewed periodically and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and events pertaining to a particular case. Litigation is inherently

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unpredictable. Based upon information currently available, management believes that the ultimate liability with respect to these proceedings and claims will not materially affect W-H’s consolidated results of operations or financial position.

9.	Income Taxes

The components of W-H’s income tax provision are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current
U.S. federal and state income taxes	$53,434	$26,000	$2,296
Foreign	6,741	2,004	2,940

Total current	60,175	28,004	5,236

Deferred
U.S. federal and state income taxes	14,059	4,446	9,106
Foreign	(3,215)	(1,156)	(1,794)

Total deferred	10,844	3,290	7,312

Total provision	$71,019	$31,294	$12,548

The United States and foreign components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

United States	$182,564	$77,935	$34,285
Foreign	3,458	2,312	(1,688)

Total	$186,022	$80,247	$32,597

The total provision for income taxes differs from an amount computed at the statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Federal income tax at statutory rate of 35%	$65,108	$28,086	$11,410
State income taxes, net of federal benefit	4,693	2,702	1,029
Other	144	(70)	17
Foreign income taxes, net of credits	(568)	(410)	1,161
Nondeductible items	1,120	1,233	983
Increase/(decrease) in valuation allowance	1,362	334	(2,038)
Credits	(840)	(581)	(14)

Total provision	$71,019	$31,294	$12,548

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets —
Net operating loss carry-forwards	$4,594	$2,759
Accruals not currently deductible for tax purposes	6,932	5,452
Write-off of bad debts	1,413	1,348
Inventory costs capitalized for tax purposes	506	565
Stock-based compensation	1,371	—
Credit carry forwards	1,635	4,320
Other	2,956	753

Total gross deferred tax assets	19,407	15,197
Less — valuation allowance	(3,233)	(1,872)

Net deferred tax assets	16,174	13,325

Deferred tax liabilities —
Tax depreciation in excess of book depreciation	(41,540)	(31,729)
Tax amortization in excess of book amortization	(14,497)	(12,545)
Other	(4,756)	(3,640)

Total gross deferred tax liabilities	(60,793)	(47,914)

Net deferred tax liabilities	$(44,619)	$(34,589)

U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on the undistributed earnings and profits of the company’s foreign subsidiaries. W-H considers such earnings to be permanently reinvested outside the United States. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.

As of December 31, 2006, W-H had deferred tax assets of $6.2 million relating to $1.6 million of credit carry-forwards, $20.4 million of state net operating loss (“NOL”) carry-forwards and $16.3 million of foreign NOL carry-forwards. Foreign losses do not expire. State NOL carry-forwards expire beginning in 2007 until 2021. The NOL and credit carry-forwards can be used to reduce W-H’s federal, state and foreign income taxes payable in future years. W-H’s ability to realize the entire benefit of its deferred tax assets requires that W-H achieve certain future earnings levels prior to the expiration of its NOL carry-forwards.

Valuation allowances have been established for uncertainties in realizing the benefit of tax loss and credit carry-forwards. While W-H expects to realize the net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation. W-H could be required to record an additional valuation allowance against certain or all of its remaining deferred tax assets if market conditions deteriorate or future earnings are below current estimates. As of December 31, 2006, the valuation allowance relates principally to foreign NOL’s. The valuation allowance increased approximately $1.4 million in 2006, increased approximately $0.3 million in 2005, and decreased approximately $2.0 million in 2004. The $2.0 million decrease in 2004 was primarily due to release of the valuation allowance on the federal NOL and foreign tax credits. The increase in 2005 and 2006 related principally to amounts provided on foreign NOL’s in jurisdictions where management does not believe W-H will be able to utilize the losses in future periods.

W-H recognizes liabilities for anticipated tax issues based on its estimate of whether, and the extent to which, additional taxes will be due. These liabilities are adjusted accordingly as information on the associated tax issues

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

becomes available. As of December 31, 2006 and 2005, amounts reserved for such contingencies were $6.2 million and $5.2 million, respectively.

10.	Related-Party Transactions

One of W-H’s subsidiaries leases its facilities from a W-H officer. For each of the years ended December 31, 2006, 2005 and 2004, W-H paid the officer $108,000 for such annual lease costs.

An additional W-H subsidiary leases its facilities from a company that is partially owned by a W-H officer. For the years ended December 31, 2006, 2005 and 2004, W-H paid the company approximately $372,000, $312,000 and $90,000, respectively for such annual lease costs.

W-H’s Chairman, President and Chief Executive Officer is the owner of a publishing company which made payments to W-H of approximately $59,000, $42,000 and $38,000 for the years ended December 31, 2006, 2005 and 2004, respectively, primarily for rental of office space.

11.	Shareholders’ Equity

Stock options

On May 10, 2006, W-H’s shareholders approved W-H’s 2006 Stock Awards Plan (the “2006 Plan”). Under the 2006 Plan, W-H may grant equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and other stock-based awards. An aggregate of 1,100,000 shares of W-H’s common stock are reserved for issuance under the plan, subject to adjustments as described in the plan. The number of shares reserved for issuance will be reduced only by the number of shares of common stock delivered in payment or settlement of awards. Any shares of common stock issued in connection with restricted stock, restricted stock units, performance units or other full value awards will count against the limit of reserved shares as 1.7 shares of common stock for every one share of common stock issued. Shares of common stock issued in connection with other types of awards will be counted against the limit of reserved shares as one share of common stock for every one share of common stock issued. Each award granted under the 2006 Plan is subject to such terms and conditions as the compensation committee of W-H’s Board of Directors may approve.

Under the 2006 Plan, W-H is no longer permitted to issue new awards under its 1997 Stock Option Plan (the “1997 Plan”). As of December 31, 2006, options to purchase 1,606,904 shares of W-H’s common stock were outstanding under the 1997 Plan. The options currently outstanding under the 1997 Option Plan vest ratably over a four-year period, commencing on the grant date, in 25% increments after each year of service has been completed, and will expire ten years from their respective grant dates. The terms of each option also provide that if an optionee’s employment terminates for any reason, the option may be exercised during the three-month period following such termination, but only to the extent vested at the time of such termination.

On March 29, 1999, prior to its initial public offering, W-H issued options to purchase 900,900 shares of W-H’s common stock to its chief executive officer under a separate non-statutory option plan. These options have a 10-year term and an exercise price of $4.55 per share. As of December 31, 2006, the remaining unexercised options to purchase 345,000 shares of common stock were vested.

As of December 31, 2006, there was approximately $5.6 million of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted-average period of 1.8 years. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. During the year ended December 31, 2006, cash received from options exercised was approximately $17.4 million, and the excess tax benefit from share-based compensation totaled approximately $13.3 million.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of W-H’s stock option activity for the three years ended December 31, 2006 is as follows:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic Value
	Number of	Average	Contractual Term	(Amounts in
	Options	Price Per Share	(Years)	thousands)

Outstanding December 31, 2003	3,633,458	$13.20
Granted	561,500	18.10
Exercised	(328,752)	4.69		$4,809
Expired/canceled	(121,014)	20.76

Outstanding December 31, 2004	3,745,192	14.43

Granted	503,500	23.27
Exercised	(990,045)	13.09		17,861
Expired/canceled	(90,981)	20.77

Outstanding December 31, 2005	3,167,666	16.07

Granted	—	—
Exercised	(1,197,137)	14.58		39,335
Expired/canceled	(18,625)	20.84

Outstanding December 31, 2006	1,951,904	16.94	5.8	61,970

Exercisable at December 31, 2006	1,228,154	14.72	4.7	41,716

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
	Outstanding	Weighted Average	Weighted	Exercisable	Weighted
	as of	Remaining	Average	as of	Average
	December 31,	Contractual Life	Exercise	December 31,	Exercise
Range of Exercise Prices	2006	(in Years)	Price	2006	Price

$ 2.21- 5.30	432,679	2.26	$4.53	432,679	$4.53
15.28-21.75	812,575	6.67	18.14	443,950	18.07
22.88-31.39	706,650	7.03	23.16	351,525	23.04

2.21-31.39	1,951,904	5.82	16.94	1,228,154	14.72

Restricted Stock

On May 31, 2006, W-H awarded a total of 117,000 shares of restricted stock under the 2006 Plan to certain employees and directors. The restricted stock vests ratably over a four-year period, commencing on the grant date, in 25% increments after each year of service has been completed. The fair value of the restricted stock issued was approximately $6.6 million, and is being recognized as compensation expense over the four-year vesting period. On May 12, 2004, W-H’s shareholders approved the grant of 75,000 shares of restricted common stock to W-H’s Chairman, President and Chief Executive Officer. For the years ended December 31, 2006, 2005 and 2004, W-H recognized $1.2 million, $0.5 million and $0.5 million in compensation expense relating to restricted stock awards.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of W-H’s restricted stock from December 31, 2005 to December 31, 2006 is as follows:

		Weighted
		Average
	Number of	Fair Value
	Shares	Per Share

Nonvested balance at December 31, 2005	50,000	$17.57
Granted	117,000	56.34
Vested	(25,000)	17.57
Forfeited	—	—

Nonvested balance at December 31, 2006	142,000	$49.51

The total grant-date fair value of restricted stock vested during the year ended December 31, 2006 was approximately $0.4 million. As of December 31, 2006, there was approximately $5.7 million of total unrecognized compensation cost related to nonvested restricted stock awards that is expected to be recognized over a weighted-average period of 3.4 years.

12.	401(k) Plan

W-H maintains a 401(k) plan that enables employees to defer up to specified percentages of their annual compensation and contribute such amount to the plan. W-H may contribute a matching amount for each participant equal to a discretionary percentage determined annually by W-H. W-H may also contribute additional amounts at its sole discretion. W-H matching contributions were approximately $4.8 million, $2.7 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Completion and Workover Related Products and Services

The completion and workover segment provides products and services primarily to customers onshore in the United States and offshore in the Gulf of Mexico. These products and services include: (1) cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment; (2) coiled tubing; (3) completion fluids and (4) rental tools.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary Information

W-H recognizes revenues, cost of revenues, selling, general and administrative expense, research and development expense and depreciation and amortization expense by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H’s reportable segments is contained in the following tables (in thousands):

As of and for the year ended December 31, 2006:

	Drilling	Completion	Corporate	Total

Revenues	$563,945	$330,809	$—	$894,754
Operating Income	115,624	96,295	(16,961)	194,958
Depreciation & Amortization	38,563	23,908	242	62,713
Total assets	480,962	287,545	56,767	825,274
Capital expenditures	92,281	61,412	97	153,790

As of and for the year ended December 31, 2005:

	Drilling	Completion	Corporate	Total

Revenues	$409,155	$225,206	$—	$634,361
Operating Income	51,081	51,761	(11,818)	91,024
Depreciation & Amortization	36,136	20,253	250	56,639
Total assets	369,930	228,169	24,676	622,775
Capital expenditures	54,710	34,154	103	88,967

As of and for the year ended December 31, 2004:

	Drilling	Completion	Corporate	Total

Revenues	$302,788	$159,640	$—	$462,428
Operating Income	22,651	30,997	(10,028)	43,620
Depreciation & Amortization	29,380	16,011	274	45,665
Total assets	333,518	199,119	15,974	548,611
Capital expenditures	55,166	27,036	205	82,407

W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Revenues:
United States	$806,469	$564,439	$410,706
North Sea	39,269	33,196	24,513
Other	49,016	36,726	27,209

Total	$894,754	$634,361	$462,428

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2006	2005	2004

Operating Income:
United States	$186,375	$86,878	$44,741
North Sea	4,150	1,188	(4,644)
Other	4,433	2,958	3,523

Total	$194,958	$91,024	$43,620

The following presents property and equipment, net, by geographic region (in thousands):

	As of December 31,
	2006	2005

United States	$306,357	$221,699
North Sea	13,986	14,603
Other	23,153	20,984

Total	$343,496	$257,286

14.	Interim Financial Information (Unaudited)

The following is a summary of consolidated interim information for the years ended December 31, 2006 and 2005 (amounts in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2006
Revenues	$201,809	$215,755	$238,851	$238,339
Operating income	40,390	46,159	54,443	53,966
Net income	23,455	28,093	31,497	31,958
Earnings per common share:
Basic	0.81	0.95	1.05	1.07
Diluted	0.78	0.92	1.02	1.04

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2005
Revenues	$142,423	$157,294	$161,343	$173,301
Operating income	17,028	19,759	24,253	29,984
Net income	8,683	11,247	12,822	16,201
Earnings per common share:
Basic	0.31	0.40	0.45	0.57
Diluted	0.30	0.39	0.44	0.55

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Subsequent Events

On January 18, 2007, W-H acquired a distributor of drilling fluids products for cash consideration of approximately $4.9 million. On February 15, 2007, W-H acquired a directional drilling company for total consideration of approximately $14.7 million including cash of $10.8 million and 90,556 shares of W-H common stock.

On February 7, 2007, W-H awarded a total of 52,000 shares of restricted stock under the 2006 Plan to certain employees, including 20,000 shares awarded to W-H’s Chairman, President and Chief Executive Officer. The fair value of the restricted stock issued was approximately $2.3 million and will be recognized as compensation expense over the vesting periods ranging from 31 months to 48 months.

EXHIBIT INDEX

Exhibit
Number			Description

3.1		—	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement No. 333-43411 on Form S-1)
3.2		—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-43411 on Form S-1)
3.3		—	Statement of Designations of Series A Junior Participating Preferred Stock of the Company (included as Exhibit A to the Rights Agreement (Exhibit 4.2 hereto)) setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share
4.1		—	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the SEC on July 28, 2003)
4.2		—	Rights Agreement, dated as of May 31, 2002, between the Company and Computershare Trust Company, Inc., as Rights Agent (incorporated by reference to Exhibit 4.2 of to the Company’s Registration Statement on Form 8-A filed with the SEC on July 28, 2003)
9.1		—	Amended and Restated Stockholders Agreement, dated March 26, 1999 (incorporated by reference to Exhibit 9.1 of the Company’s Registration Statement No. 333-43411 on Form S-1)
10.1		—	Employment Agreement of Kenneth T. White, Jr., dated October 30, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)
10	.1(a)	—	First Amendment to the Employment Agreement of Kenneth T. White, Jr., dated October 27, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed November 2, 2006)
10.2		—	Employment Agreement of Jeffrey L. Tepera, effective January 1, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
10.3		—	Employment Agreement of William J. Thomas III, effective January 1, 2004 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004)
10.4		—	W-H Energy Services, Inc. 1997 Stock Option Plan as restated, effective as of May 12, 2004 (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A, filed April 6, 2004)
10.5		—	Non-Statutory Stock Option Agreement for Kenneth T. White, Jr., dated March 29, 1999 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement No. 333-43411 on Form S-1)
10.6		—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement No. 333-43411 on Form S-1)
10.7		—	Amended and Restated TJC Transaction Advisory Agreement with TJC Management Corp., dated March 26, 1999 (incorporated by Reference to Exhibit 10.11 of the Company’s Registration Statement No. 333-43411 on Form S-1)
10.8		—	Credit Agreement, dated as of June 30, 2004, among the Company, Various Financial Institutions, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)
10	.8(a)	—	First amendment to Credit Agreement dated as of May 5, 2005 among the Company; Wells Fargo Bank, National Association, as Administrative Agent, Co-Lead Arranger and Sole Book Running Manager; JP Morgan Chase Bank, N.A., as Co-Lead Arranger and Co-Syndication Agent; Comerica Bank, as Co-Syndication Agent; The Bank of Nova Scotia, as Co-Documentation Agent; Wachovia Bank, N.A., as Co-Documentation Agent; Citibank Texas, N.A., as Managing Agent; and various other financial institutions parties thereto. (incorporated by reference to Exhibit 10.8(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005)
10	.8(b)	—	Second amendment to Credit Agreement dated as of February 3, 2006 among the Company; Wells Fargo Bank, National Association, as Administrative Agent, Co-Lead Arranger and Sole Book Running Manager; JP Morgan Chase Bank, N.A., as Co-Lead Arranger and Co-Syndication Agent; Comerica Bank, as Co-Syndication Agent; The Bank of Nova Scotia, as Co-Documentation Agent; Wachovia Bank, N.A., as Co-Documentation Agent; Citibank Texas, N.A., as Managing Agent; and various other financial institutions parties thereto(incorporated by reference to Exhibit 10.8(b)of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

Exhibit
Number		Description

10.9	—	Employment Agreement of Glen J. Ritter, effective April 14, 2005. (incorporated by reference to Exhibit 10.8(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005)
10.10	—	Employment Agreement of Ernesto Bautista, III, effective January 1, 2004 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
10.11	—	Employment Agreement of Stuart J. Ford, effective January 1, 2004 (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004)
10.12	—	Restricted Stock Agreement between the Company and Kenneth T. White, Jr. dated as of May 12, 2004 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)
10.13	—	W-H Energy Services, Inc. 2006 Stock Awards Plan , effective as of May 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 10, 2006)
10.14	—	Form of non-qualified stock option award agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 10, 2006)
10.15	—	Form of restricted stock award agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 10, 2006)
21.1	—	List of Significant Subsidiaries of the Company*
23.1	—	Consent of Grant Thornton LLP*
23.2	—	Consent of PricewaterhouseCoopers LLP*
31.1	—	Certification of Chief Executive Officer of W-H Energy Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	—	Certification of Chief Financial Officer of W-H Energy Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	—	Certification of Chief Executive Officer of W-H Energy Services, Inc. pursuant to 18 U.S.C. Section 1350*
32.2	—	Certification of Chief Financial Officer of W-H Energy Services, Inc. pursuant to 18 U.S.C. Section 1350*

*	filed herewith