Form 10-Q
period 2007-03-31
W-H ENERGY SERVICES INC
filed 2007-05-07
CIK 1051034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-31346

W-H Energy Services, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0281502
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2000 West Sam Houston Parkway South,
Suite 500
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

As of May 1, 2007 there were outstanding 30,420,383 shares of common stock, par value $0.0001 per share, of the registrant.

W-H ENERGY SERVICES, INC.

INDEX

		Page

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Consolidated Balance Sheets (unaudited) — March 31, 2007 and December 31, 2006 (as adjusted)	1
	Consolidated Statements of Operations and Comprehensive Income (unaudited) — Three months ended March 31, 2007 and 2006 (as adjusted)	2
	Consolidated Statements of Cash Flows (unaudited) — Three months ended March 31, 2007 and 2006 (as adjusted)	3
	Notes to Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6.	Exhibits	17
Signatures		18
Second Amendment to the Employment Agreement - Kenneth T. White, Jr.
First Amendment to the Employment Agreement of William J. Thomas III
First Amendment to the Employment Agreement of Glen J. Ritter
First Amendment to the Employment Agreement of Jeffery L. Tepera
First Amendment to the Employment Agreement of Ernesto Bautista, III
First Amendment to the Employment Agreement of Stuart J. Ford
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

W-H ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
		(as adjusted)

Current Assets:
Cash and cash equivalents	$23,805	$36,329
Accounts receivable, net of allowance of $6,254 and $5,596, respectively	227,466	204,755
Inventories	82,970	78,127
Deferred income taxes	8,568	7,870
Prepaid expenses and other	12,113	14,906

Total current assets	354,922	341,987
Property and equipment, net	369,064	343,496
Goodwill, net	134,696	119,550
Other assets, net	20,313	19,248

Total assets	$878,995	$824,281

Current Liabilities:
Accrued liabilities	$75,406	$64,757
Accounts payable	53,856	56,668

Total current liabilities	129,262	121,425
Long-term debt	150,000	150,000
Deferred income taxes	51,168	56,637
Other long-term obligations	15,939	993
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000 shares authorized 30,340 and 30,158 shares issued and outstanding, respectively	3	3
Additional paid-in capital	278,036	272,010
Other comprehensive income	9,364	9,759
Retained earnings	245,223	213,454

Total shareholders’ equity	532,626	495,226

Total liabilities and shareholders’ equity	$878,995	$824,281

The accompanying notes are an integral part of these consolidated financial statements.

W-H ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
		(as adjusted)

Revenues	$272,887	$201,809
Costs and expenses:
Cost of revenues	147,419	108,215
Selling, general and administrative	43,280	34,480
Research and development	4,716	3,844
Depreciation and amortization	17,552	15,044

Total costs and expenses	212,967	161,583

Operating income	59,920	40,226
Other expense:
Interest expense, net	1,993	2,175
Other expense, net	29	19

Income before income taxes	57,898	38,032
Provision for income taxes	22,074	14,705

Net income	$35,824	$23,327

Comprehensive income:
Net income	$35,824	$23,327
Interest rate swap valuations	(573)	1,397
Foreign currency translation adjustment	177	(484)

Comprehensive income	$35,428	$24,240

Earnings per share:
Basic	$1.19	$0.80
Diluted	$1.16	$0.77
Number of shares used in calculation of earnings per share:
Basic	30,076	29,125
Diluted	30,868	30,162

The accompanying notes are an integral part of these consolidated financial statements.

W-H ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
		(as adjusted)

Cash Flows from Operating Activities:
Net income	$35,824	$23,327
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization	17,552	15,044
Provision for doubtful accounts	856	479
Gain on sales of equipment	(7,013)	(2,742)
Deferred tax provision	(2,121)	(625)
Share-based compensation	1,498	1,179
Amortization of deferred financing costs	142	113
Excess tax benefit from share-based compensation	(339)	(5,806)
Changes in operating assets and liabilities, excluding effects of acquisitions —
Accounts receivable, net	(18,601)	(17,032)
Inventories	(4,530)	(6,563)
Prepaid expenses and other	2,698	1,708
Other assets, net	567	(153)
Accounts payable, accrued liabilities and other	6,146	21,485

Net cash provided by operating activities	32,679	30,414

Cash Flows from Investing Activities:
Additions to property and equipment	(47,237)	(32,485)
Acquisition of businesses, net of cash acquired	(12,583)	—
Proceeds from sales of equipment	13,378	3,908

Net cash used in investing activities	(46,442)	(28,577)

Cash Flows from Financing Activities:
Proceeds from the issuance of debt	24,407	5,352
Payments on debt	(24,407)	(20,352)
Proceeds from the exercise of stock options	689	8,819
Excess tax benefit from share-based compensation	339	5,806

Net cash provided by (used in) financing activities	1,028	(375)

Effect of exchange rate changes on cash	211	(501)

Net increase (decrease) in cash and cash equivalents	(12,524)	961
Cash and cash equivalents, beginning of period	36,329	9,914

Cash and cash equivalents, end of period	$23,805	$10,875

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

Basis of Presentation

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

Accounting Policies and Procedures

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, W-H adopted FIN 48 effective as of January 1, 2007. Upon adoption, W-H recognized a cumulative effect adjustment of approximately $4.1 million as a reduction to retained earnings to increase the liability for unrecognized tax benefits. See Note 7 for more information.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006 and its guidance is applicable to entities in all industries. W-H adopted the guidance in FSP AUG AIR-1 as of January 1, 2007 and applied it retrospectively for all prior periods presented. The Consolidated Financial Statements as of December 31, 2006 and for the three months ended March 31, 2006 are labeled “as adjusted” to reflect they have been adjusted to amounts previously reported. As of January 1, 2007, the cumulative effect of this accounting change decreased accrued liabilities by $3.5 million, decreased deferred tax assets by $1.0 million and increased retained earnings by $2.5 million. For the three months ended March 31, 2006, the effect of this accounting change resulted in adjustments that increased cost of revenues by $0.2 million, decreased net income by $0.1 million, and decreased earnings per share by $0.01 as compared to amounts previously reported.

Other than the adoptions of FIN 48 and FSP AUG AIR-1 as of January 1, 2007 described above, W-H has not added to or changed its accounting policies since December 31, 2006. For a description of these policies, refer to Note 2 of the Consolidated Financial Statements in W-H’s Annual Report on Form 10-K for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements in financial statements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. W-H will adopt SFAS 157 on January 1, 2008, and has not yet determined the impact, if any, on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (as amended) (“SFAS 159”), which permits entities to choose to measure most financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. W-H will adopt SFAS 159 on January 1, 2008, and has not yet determined the impact, if any, on its Consolidated Financial Statements.

2.	Acquisitions

On January 18, 2007, W-H acquired a distributor of drilling fluids products for cash consideration of approximately $4.9 million. On February 15, 2007, W-H acquired a directional drilling company for total consideration of approximately $14.7 million including cash of $10.8 million and 90,556 shares of W-H common stock.

3.	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period as adjusted for the dilutive effect of stock options and restricted shares. For the three months ended March 31, 2007 and 2006, there were no anti-dilutive stock options, therefore, the effect of all stock options were included in the diluted earnings per share calculation.

The following reconciles basic and diluted weighted average shares outstanding (in thousands):

	Three Months
	Ended March 31,
	2007	2006

Basic weighted average shares outstanding	30,076	29,125
Dilutive effect of stock options and restricted shares	792	1,037

Diluted weighted average shares outstanding	30,868	30,162

4.	Inventories

The components of inventories as of March 31, 2007 and December 31, 2006 are as follows (in thousands):

	March 31, 2007	December 31, 2006

Finished goods	$68,468	$66,069
Work-in-process	8,638	7,626
Raw materials and supplies	18,082	16,594
Inventory reserve	(12,218)	(12,162)

Inventories	$82,970	$78,127

5.	Credit Facility

W-H maintains a revolving credit facility with certain lenders to provide for its cash, liquidity and other borrowing needs. The credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of March 31, 2007, W-H had an outstanding loan balance of $150.0 million and approximately $10.6 million in letters of credit issued under its credit facility, resulting in an available borrowing capacity on such date of approximately $214.4 million.

Amounts borrowed under the credit facility bear interest, at W-H’s election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0%, depending upon W-H’s leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0%, depending upon W-H’s leverage ratio. As of March 31, 2007, the three-month LIBOR rate was approximately 5.4% and W-H’s borrowings under the credit facility bore interest at approximately 6.4%.

In May 2005, W-H entered into interest rate swap agreements with a total notional amount of $150.0 million related to its credit facility. Under these agreements, W-H receives interest at a floating rate equal to the three-month LIBOR rate and pays interest at a fixed rate of 4.24%. As a result of the interest rate swap agreement, W-H is effectively incurring interest at a net rate of 5.24% on its $150.0 million of borrowings outstanding.

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

6.	Litigation

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

7.	Income Taxes

W-H is subject to income tax in the United States and several foreign locations in which W-H operates including significant operations in the United Kingdom. With few exceptions, W-H is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. Currently, W-H is involved in various state and foreign income tax examinations for tax years ranging from 2000 through 2005, including Canada for tax years 2000 through 2002. W-H expects to complete the Canadian audit by the end of 2007. Management does not anticipate any audit adjustments that would have a material impact on W-H’s financial position or results of operations.

W-H adopted FIN 48 effective as of January 1, 2007. Upon adoption, W-H recognized a cumulative effect adjustment of approximately $4.1 million as a reduction to retained earnings to increase the liability for unrecognized tax benefits. As of January 1, 2007, W-H had unrecognized tax benefits of $13.6 million, of which $7.8 million would have an impact on the annual effective tax rate upon recognition. As of January 1, 2007, W-H had $3.3 million of various tax positions for which the ultimate deductibility is highly certain but for which the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of a shorter deductibility period would not affect W-H’s effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. At March 31, 2007, W-H’s liability for unrecognized tax benefits was $15.3 million and is included in other long-term obligations on W-H’s Consolidated Balance Sheet. W-H does not anticipate a significant change in the balance of unrecognized tax benefits within the next twelve months.

W-H recognizes interest and penalties related to unrecognized tax benefits in income tax expense. This is an accounting policy election that is consistent with W-H’s historical policy. W-H had approximately $1.4 million of interest and penalties accrued as of January 1, 2007. During the three months ended March 31, 2007, W-H recognized approximately $0.2 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

8.	Shareholders’ Equity

Stock options

A summary of W-H’s stock options from December 31, 2006 to March 31, 2007 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Price per Share	Contractual Term	Intrinsic Value
			(Years)	(Amounts in thousands)

Outstanding at December 31, 2006	1,951,904	$16.94
Granted	—	—
Exercised	(38,050)	17.64		$1,004
Expired/canceled	(4,375)	19.27

Outstanding at March 31, 2007	1,909,479	16.92	5.6	32,312

Exercisable at March 31, 2007	1,234,229	21.07	4.5	18,086

Restricted Stock

On February 7, 2007, W-H awarded a total of 52,000 shares of restricted stock under its 2006 Stock Awards Plan to certain employees, including 20,000 shares awarded to W-H’s Chairman, President and Chief Executive Officer. The fair value of the restricted stock issued was approximately $2.3 million and will be recognized as compensation expense over the vesting periods ranging from 31 months to 48 months.

A summary of W-H’s restricted stock from December 31, 2006 to March 31, 2007 is as follows:

		Weighted
		Average
	Number of	Fair Value
	Shares	Per Share

Nonvested balance at December 31, 2006	142,000	$49.51
Granted	52,000	44.74
Vested	—	—
Forfeited	—	—

Nonvested balance at March 31, 2007	194,000	$48.23

9.	Operating Segments

Management has elected to aggregate W-H’s business unit segments based on the differences in each segment’s customers, the products and services offered and other economic characteristics. Based on these criteria, management has identified the following reportable segments: (1) drilling related products and services and (2) completion and workover related products and services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in W-H’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Summary Information

W-H recognizes revenues, operating income, depreciation and amortization expense, total assets and capital expenditures by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H’s reportable segments is contained in the following tables (in thousands):

As of and for the three months ended March 31, 2007:

	Drilling	Completion	Corporate	Total

Revenues	$179,261	$93,626	$—	$272,887
Operating income	38,982	25,852	(4,914)	59,920
Depreciation and amortization	10,573	6,933	46	17,552
Total assets	544,330	303,968	30,697	878,995
Capital expenditures	25,912	21,098	227	47,237

As of and for the three months ended March 31, 2006 (as adjusted):

	Drilling	Completion	Corporate	Total

Revenues	$129,050	$72,759	$—	$201,809
Operating income	24,797	19,351	(3,922)	40,226
Depreciation and amortization	9,443	5,521	80	15,044
Total assets	394,420	243,626	26,691	664,737
Capital expenditures	17,039	15,422	24	32,485

W-H operates in the United States, the North Sea and other select geographic regions. The following is summary information by geographic region (in thousands):

Revenues

	Three Months
	Ended March 31,
	2007	2006

United States	$237,287	$181,583
North Sea	15,800	7,307
Other	19,800	12,919

Total	$272,887	$201,809

Operating Income

	Three Months
	Ended March 31,
	2007	2006
		(as adjusted)

United States	$53,731	$37,306
North Sea	1,752	532
Other	4,437	2,388

Total	$59,920	$40,226

The following presents property and equipment, net, by geographic region (in thousands):

	March 31,	December 31,
	2007	2006

United States	$330,991	$306,357
North Sea	11,956	13,986
Other	26,117	23,153

Total	$369,064	$343,496

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks, uncertainties and assumptions. The words “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from the results discussed in the forward-looking statements as a result of important risk factors including, but not limited to, trends in oil and natural gas prices, capital expenditures by customers, oil and natural gas industry activity, difficulty in continuing to develop, produce and commercialize technologically advanced products and services, weather conditions in offshore and land markets, risks associated with events that result in personal injuries, loss of life, damage to or destruction of property, equipment or the environment and suspension of operations, unavailability of or costs associated with insurance, our ability to attract and retain skilled workers, the loss of key members of management, competition in our industry, compliance with and developments in environmental and other governmental regulations, loss of use of certain technologies, the concentration of customers in the energy industry, our ability to successfully integrate future acquisitions, political and economic risks including changes in tax laws, an impairment of goodwill, as well as restrictions on our ability to raise additional funds. For additional discussion of these risks, please see the discussion set forth under the heading “Item 1A — Risk Factors” contained in our most recent Annual Report filed on Form 10-K with the SEC.

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

In July 2001, exploration and development activity levels in the United States peaked and subsequently began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count reached a low of 738, which consisted of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003, and this trend has continued through the first quarter of 2007. This increase, however, resulted from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,383, 1,649 and 1,734 for 2005, 2006 and the three months ended March 31, 2007, respectively. Of these figures, land rigs comprised 1,290, 1,559 and 1,651, respectively, and offshore rigs comprised 93, 90 and 83, respectively, for the same periods.

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

Drilling Related Products and Services

Revenue from our drilling related products and services segment constituted approximately 66% of our consolidated revenue for the three months ended March 31, 2007. Approximately 80% of our drilling segment revenue for the three months ended March 31, 2007 was generated in the United States, including the Gulf of Mexico. The remaining 20% was generated in various international locations.

As the improvement in drilling activity in the United States has been onshore, we have sought to increase the content of our land-based services. As a result of growth in the United States land rig count, in particular the non-vertical rig count, we have successfully leveraged our directional drilling business to effect an increase in the utilization of our measurement-while-drilling and logging-while-drilling tools and down-hole drilling motor fleet. The increased utilization of our measurement-while-drilling and logging-while-drilling tools and down-hole drilling motor fleet has helped to offset the slowdown in domestic offshore activity. Our logging-while-drilling revenues from the offshore market have outperformed the rig count numbers as a result of performing more jobs with a higher content of our services, improved pricing and an increase in our share of this market.

Outside of the United States, the North Sea remains our largest market segment. During the remainder of 2007, we expect to see increasing drilling activity in the Middle East and North Africa and a modest increase in activity levels in the North Sea.

A key challenge that our drilling related products and services segment faces is the demand by our customers for more efficient and technologically advanced services and tools. We have invested substantial time and capital into developing and commercializing technologies that are of value to our customers and that enable us to compete effectively with the major integrated oilfield service companies. During 2004, we began to market our PathMaker® 3-Dimensional Rotary Steerable line of tools with the introduction of our 12 1/4-inch PathMaker® tool. The 8 1/2-inch PathMaker® tool became available on a commercial basis during the first quarter of 2007. Other sizes of the PathMaker® tool are currently in development. We expect commercialization of the 3-Dimensional Rotary Steerable technology to further improve the utilization of our logging-while-drilling, measurement-while-drilling and directional drilling services, as our customers are increasingly requiring this type of technology as a prerequisite for submitting bids on a drilling project or contract.

Our PathFinder Survivortm series of logging-while-drilling and measurement-while-drilling tools designed for use in high pressure and high temperature conditions (up to 25,000 psi and 350oF) continues to be successfully introduced on a commercial basis. In 2004, our PathFinder Energy Services, Inc. subsidiary (“PathFinder”) introduced the first of the Survivortm tools with the commercialization of its dual frequency Array Wave Resistivity tool. The Survivortm tool series currently includes Survivortm HDS-1tm (an accurate directional survey tool), Survivortm DPMtm (Dynamic Pressure Module), Survivortm DNSCtm (4 3/4-inch O.D. Slim Density Neutron Standoff Caliper Tool) and Survivortm SAWRtm (4 3/4-inch O.D. dual frequency Slim Array Wave Resistivity Tool).

Completion and Workover Related Products and Services

Our completion and workover related products and services segment provided approximately 34% of our total consolidated revenue for the three months ended March 31, 2007. Revenues provided by this segment are almost entirely derived from the United States and the Gulf of Mexico. Demand for this segment’s products and services is less immediately affected by changing oil and natural gas prices and, thus, tends to be less directly impacted than is our drilling related products and services segment. However, production activity typically decreases when oil and natural gas prices decline, which could also adversely affect our completion and workover related products and services segment.

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

Geographic Expansion

We are currently working to establish a larger presence in the Rocky Mountain region of the United States with construction of a new facility. We have been providing limited services in this region. We expect this facility to be completed during the first half of 2007 and anticipate the first meaningful contribution by late 2007. This facility will provide rental tools and coiled tubing and cased-hole wireline services.

Results of Operations

The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-Q.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenues.  Revenues increased by $71.1 million, or approximately 35%, to $272.9 million for the three months ended March 31, 2007 from $201.8 million for the three months ended March 31, 2006. This increase was primarily attributable to higher levels of activity and demand for certain of our products and services and additional revenue capacity from our capital expenditure investments.

Revenues from our drilling related products and services increased by $50.2 million, or approximately 39%, to $179.3 million for the three months ended March 31, 2007 from $129.1 million for the three months ended March 31, 2006. We attribute the increase in revenues in this segment to:

•	a 14% increase in the average number of rotary rigs operating in the United States, resulting in an increase in demand for our directional drilling services and technologically advanced services and tools, rental tools and drilling fluids products;

•	our larger asset base resulting from our capital expenditure investments;

•	increased international activity in the North Sea, the Middle East and North Africa;

•	an increase in our Gulf of Mexico market share, resulting from higher utilization of our existing logging-while-drilling tools and commercialization of certain of our new technologies discussed earlier;

•	onshore geographic expansion; and

•	improved pricing.

Revenues from our completion and workover related products and services increased by $20.8 million, or approximately 29%, to $93.6 million for the three months ended March 31, 2007 from $72.8 million for the three months ended March 31, 2006. We attribute the increase in revenues in this segment to:

•	higher demand for our coiled tubing and cased-hole wireline services as a result of an overall increase in activity levels;

•	an increase in our coiled tubing and cased-hole wireline fleets and other capital expenditure investments;

•	onshore geographic expansion;

•	increased activity offshore; and

•	improved pricing.

Cost of Revenues.  Cost of revenues increased by $39.2 million, or approximately 36%, to $147.4 million for the three months ended March 31, 2007 from $108.2 million for the three months ended March 31, 2006. As a percentage of revenues, cost of revenues remained flat at 54% for the three months ended March 31, 2007 and 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $8.8 million, or approximately 26%, to $43.3 million for the three months ended March 31, 2007 from $34.5 million for the three months ended March 31, 2006. The increase was primarily attributable to increased selling costs related to our revenue growth and other personnel compensation costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses decreased to 16% for the three months ended March 31, 2007 from 17% for the three months ended March 31, 2006.

Research and Development Expenses.  Research and development expenses increased by $0.9 million, or approximately 24%, to $4.7 million for the three months ended March 31, 2007 from $3.8 million for the three months ended March 31, 2006. This increase was the result of a higher rate of research and development spending in the 2007 period on PathFinder technologies, including our PathMaker® 3-Dimensional Rotary Steerable technology.

Depreciation and Amortization.  Depreciation and amortization increased by $2.6 million, or approximately 17%, to $17.6 million for the three months ended March 31, 2007 from $15.0 million for the three months ended March 31, 2006. This increase was the result of a larger depreciable asset base resulting from our capital expenditure investments.

Interest and Other Expense.  Interest and other expense for the three months ended March 31, 2007 was $2.0 million, a decrease of $0.2 million, or approximately 9%, from $2.2 million for the three months ended March 31, 2006. This decrease was primarily due to lower outstanding borrowings under our credit facility.

Provision for Income Taxes.  Our effective income tax rate for the three months ended March 31, 2007 was approximately 38% as compared to 39% for the three months ended March 31, 2006. The decrease in the 2007 effective rate compared to the 2006 period was due to several factors including, but not limited to, fluctuations in income across international tax jurisdictions with varying tax rates. We anticipate that our effective income tax rate for the remainder of 2007 will range from 38% to 39% assuming no discrete tax items.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, we adopted FIN 48 effective as of January 1, 2007. Upon adoption, we recognized a cumulative effect adjustment of approximately $4.1 million as a reduction to retained earnings to increase reserves for uncertain tax positions. See Note 7 to our Consolidated Financial Statements for more information.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006 and its guidance is applicable to entities in all industries. We adopted the guidance in FSP AUG AIR-1 as of January 1, 2007 and applied it retrospectively for all prior periods presented. As of January 1, 2007, the cumulative effect of this accounting change decreased accrued liabilities by $3.5 million, decreased deferred tax assets by $1.0 million and increased retained earnings by $2.5 million. For the three months ended March 31, 2006, the effect of this accounting change resulted in adjustments that increased cost of revenues by $0.2 million, decreased net income by $0.1 million, and decreased earnings per share by $0.01 as compared to amounts previously reported.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements in financial statements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS 157 on January 1, 2008, and have not yet determined the impact, if any, on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (as amended) (“SFAS 159”), which permits entities to choose to measure most financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS 159 on January 1, 2008, and have not yet determined the impact, if any, on our Consolidated Financial Statements.

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

Cash flow

Working capital was $225.7 million as of March 31, 2007 and $220.6 million as of December 31, 2006. Net cash provided by operating activities was $32.7 million for the three months ended March 31, 2007 and $30.4 million for the three months ended March 31, 2006. The increase in working capital and cash flow from operating activities was largely due to increases in activity levels across all business lines.

Net cash used in investing activities was $46.4 million for the three months ended March 31, 2007 and $28.6 million for the three months ended March 31, 2006. The increase in net cash used in investing activities was the result of increased capital expenditures and our application of $12.6 million of cash, net of cash acquired, to acquire businesses during the first quarter of 2007, which was partially offset by an increase in proceeds from sales of equipment, a majority of which are funds we receive from a customer when our rental equipment is damaged or lost down-hole.

Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2007 and net cash used in financing activities was $0.4 million for the three months ended March 31, 2006. Changes in net cash related to financing activities were primarily the result of net repayments of borrowings under our credit facility during the first quarter of 2006 offset partially by higher proceeds from the exercise of stock options and the related tax benefits.

For the three months ended March 31, 2007, we made capital expenditures, primarily for rental equipment, of $47.2 million, which included expenditures for the replacement of rental equipment damaged or lost down-hole. In addition, we incurred $4.7 million in research and development expenses for the three months ended March 31, 2007.

Capital resources

Credit Agreement

As more fully described in Note 5 to our Consolidated Financial Statements, we maintain a revolving credit facility to provide for our cash, liquidity and other borrowing needs. Such credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of March 31, 2007, we had an outstanding loan balance of $150.0 million and approximately $10.6 million in letters of credit issued under our credit facility, resulting in available borrowing capacity on such date of approximately $214.4 million. We have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. As a result of the interest rate swap agreements, we are effectively incurring interest at a net rate of 5.24% on our $150.0 million of borrowings outstanding.

Future capital requirements

We anticipate that acquisitions of complementary companies, assets and product lines will continue to play an important role in our business strategy. While there are currently no unannounced agreements or ongoing negotiations for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time. Likewise, we will continue to need to make capital expenditures for tools and rental equipment and to make research and development expenditures to maintain and improve the quality of our products and services. We currently estimate that we will make capital expenditures of approximately $180.0 million during 2007 and will make research and development expenditures of approximately $23.0 million to $25.0 million during 2007.

We believe that our internally generated cash flow, combined with access to our credit facility, will be sufficient to meet the liquidity requirements necessary to fund our operations, capital expenditures, research and development and debt service requirements for at least the next 12 months. However, our ability to maintain our credit facility and the sufficiency of our internally generated cash flow can be impacted by economic conditions outside of our control.

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

Interest Rate Risk.  We are subject to market risk exposure related to changes in interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Under these agreements, we receive interest at a floating rate equal to three-month LIBOR plus the applicable spread under our credit facility and pay interest at a fixed rate of 4.24% plus the applicable spread under our credit facility. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the interest rate we pay under our credit facility would not have had a material impact on our interest expense for the three months ended March 31, 2007.

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

On February 15, 2007, one of our subsidiaries acquired a directional drilling company for total consideration of approximately $14.7 million including cash of $10.8 million and 90,556 shares of W-H common stock. Such common stock issuance constituted a private placement that was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of such act and pursuant to Regulation D thereunder. No underwriters participated in such issuance.

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

W-H Energy Services, Inc.

Date: May 7, 2007

By:	/s/ Kenneth T. White, Jr.
Kenneth T. White, Jr.
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

Date: May 7, 2007

By:	/s/ Ernesto Bautista, III
Ernesto Bautista, III
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	—	Second Amendment to the Employment Agreement of Kenneth T. White, Jr., dated March 30, 2007*
10.2	—	First Amendment to the Employment Agreement of William J. Thomas III, dated March 30, 2007*
10.3	—	First Amendment to the Employment Agreement of Glen J. Ritter, dated March 30, 2007*
10.4	—	First Amendment to the Employment Agreement of Jeffery L. Tepera, dated March 30, 2007*
10.5	—	First Amendment to the Employment Agreement of Ernesto Bautista, III, dated March 30, 2007*
10.6	—	First Amendment to the Employment Agreement of Stuart J. Ford, dated March 30, 2007*
31.1	—	Certification of Chief Executive Officer of W-H Energy Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	—	Certification of Chief Financial Officer of W-H Energy Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	—	Certification of Chief Executive Officer of W-H Energy Services, Inc. pursuant 18 U.S.C. Section 1350*
32.2	—	Certification of Chief Financial Officer of W-H Energy Services, Inc. pursuant 18 U.S.C. Section 1350*

*	Filed herewith