Form 10-Q
period 2007-06-30
W-H ENERGY SERVICES INC
filed 2007-08-08
CIK 1051034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 1, 2007 there were outstanding 30,607,396 shares of common stock, par value $0.0001 per share, of the registrant.

W-H ENERGY SERVICES, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

W-H ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
		(as adjusted)

Current Assets:
Cash and cash equivalents	$21,343	$36,329
Accounts receivable, net of allowance of $6,178 and $5,596, respectively	238,709	204,755
Inventories	93,552	78,127
Deferred income taxes	9,860	7,870
Prepaid expenses and other	22,259	14,906

Total current assets	385,723	341,987
Property and equipment, net	396,643	343,496
Goodwill, net	134,755	119,550
Other assets, net	20,752	19,248

Total assets	$937,873	$824,281

Current Liabilities:
Accrued liabilities	$64,174	$64,757
Accounts payable	52,303	56,668

Total current liabilities	116,477	121,425
Long-term debt	170,075	150,000
Deferred income taxes	52,732	56,637
Other long-term obligations	16,883	993
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000 shares authorized 30,605 and 30,158 shares issued and outstanding, respectively	3	3
Additional paid-in capital	287,037	272,010
Other comprehensive income	10,369	9,759
Retained earnings	284,297	213,454

Total shareholders’ equity	581,706	495,226

Total liabilities and shareholders’ equity	$937,873	$824,281

The accompanying notes are an integral part of these consolidated financial statements.

W-H ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
		(as adjusted)		(as adjusted)

Revenues	$277,752	$215,755	$550,639	$417,564
Costs and expenses:
Cost of revenues	145,386	112,327	292,805	220,542
Selling, general and administrative	44,964	37,541	88,244	72,021
Research and development	5,485	4,001	10,201	7,845
Depreciation and amortization	19,162	15,256	36,714	30,300

Total costs and expenses	214,997	169,125	427,964	330,708

Operating income	62,755	46,630	122,675	86,856
Other (income) expense:
Interest expense, net	1,896	2,195	3,889	4,370
Other (income) expense, net	(70)	76	(41)	95

Income before income taxes	60,929	44,359	118,827	82,391
Provision for income taxes	21,855	15,893	43,929	30,598

Net income	$39,074	$28,466	$74,898	$51,793

Comprehensive income:
Net income	$39,074	$28,466	$74,898	$51,793
Increase in interest rate swap valuations	989	914	416	2,311
Foreign currency translation adjustment	16	1,586	194	1,102

Comprehensive income	$40,079	$30,966	$75,508	$55,206

Earnings per share:
Basic	$1.29	$0.96	$2.48	$1.76
Diluted	$1.25	$0.93	$2.42	$1.71
Number of shares used in calculation of earnings per share:
Basic	30,315	29,586	30,196	29,360
Diluted	31,140	30,550	31,008	30,369

The accompanying notes are an integral part of these consolidated financial statements.

W-H ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2007	2006
		(as adjusted)

Cash Flows from Operating Activities:
Net income	$74,898	$51,793
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization	36,714	30,300
Provision for doubtful accounts	813	1,718
Gain on sales of equipment	(10,689)	(10,654)
Deferred tax provision	(2,365)	(1,473)
Share-based compensation	2,888	2,424
Amortization of deferred financing costs	287	232
Excess tax benefit from share-based compensation	(3,434)	(10,809)
Changes in operating assets and liabilities, excluding effects of acquisitions —
Accounts receivable, net	(29,875)	(32,728)
Inventories	(15,112)	(15,539)
Prepaid expenses and other	(6,917)	2,233
Other assets, net	976	(255)
Accounts payable, accrued liabilities and other	(2,920)	27,094

Net cash provided by operating activities	45,264	44,336

Cash Flows from Investing Activities:
Additions to property and equipment	(97,776)	(63,520)
Acquisition of businesses, net of cash acquired	(12,583)	—
Proceeds from sales of equipment	21,137	14,997

Net cash used in investing activities	(89,222)	(48,523)

Cash Flows from Financing Activities:
Proceeds from the issuance of debt	76,931	21,732
Payments on debt	(56,856)	(36,732)
Proceeds from the exercise of stock options	5,205	15,199
Excess tax benefit from share-based compensation	3,434	10,809

Net cash provided by financing activities	28,714	11,008

Effect of exchange rate changes on cash	258	1,068

Net increase (decrease) in cash and cash equivalents	(14,986)	7,889
Cash and cash equivalents, beginning of period	36,329	9,914

Cash and cash equivalents, end of period	$21,343	$17,803

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

Basis of Presentation

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, an amendment to FIN 48, which provides guidance on how an entity is to determine whether a tax position has effectively settled for purposes of recognizing previously unrecognized tax benefits. Specifically, this guidance states that an entity would recognize a benefit when a tax position is effectively settled using the following criteria: (1) the taxing authority has completed its examination including all appeals and administrative reviews; (2) the entity does not plan to appeal or litigate any aspect of the tax position; and (3) it is remote that the taxing authority would examine or reexamine any aspect of the tax position, assuming the taxing authority has full knowledge of all relevant information relative to making their assessment on the position. W-H will apply this guidance as applicable in future periods.

In September 2006, the FASB issued FSP AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006 and its guidance is applicable to entities in all industries. W-H adopted the guidance in FSP AUG AIR-1 as of January 1, 2007 and applied it retrospectively for all prior periods presented. The Consolidated Financial Statements as of December 31, 2006 and for the three months and six months ended June 30, 2006 are labeled “as adjusted” to reflect they have been adjusted to amounts previously reported. As of January 1, 2007, the cumulative effect of this accounting change decreased accrued liabilities by $3.5 million, decreased deferred tax assets by $1.0 million and increased retained earnings by $2.5 million. For the three months and six months ended June 30, 2006, the effect of this accounting change resulted in adjustments that decreased cost of revenues by $0.5 million and $0.3 million, increased net income by $0.4 million and $0.2 million, and increased diluted earnings per share by $0.01 and $0.01, respectively, as compared to amounts previously reported.

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period as adjusted for the dilutive effect of stock options and restricted shares. For the three months and six months June 30, 2007 and 2006, there were no anti-dilutive stock options; therefore, the effect of all stock options were included in the diluted earnings per share calculation.

The following reconciles basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Basic weighted average shares outstanding	30,315	29,586	30,196	29,360
Dilutive effect of stock options and restricted shares	825	964	812	1,009

Diluted weighted average shares outstanding	31,140	30,550	31,008	30,369

4.	Inventories

The components of inventories as of June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30, 2007	December 31, 2006

Finished goods	$72,356	$66,069
Work-in-process	9,699	7,626
Raw materials and supplies	23,689	16,594
Inventory reserve	(12,192)	(12,162)

Inventories	$93,552	$78,127

5.	Credit Facility

W-H maintains a revolving credit facility with certain lenders to provide for its cash, liquidity and other borrowing needs. The credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of June 30, 2007, W-H had an outstanding loan balance of $170.1 million and approximately $10.4 million in letters of credit issued under its credit facility, resulting in an available borrowing capacity on such date of approximately $194.5 million.

Amounts borrowed under the credit facility bear interest, at W-H’s election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0%, depending upon W-H’s leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0%, depending upon W-H’s leverage ratio.

In May 2005, W-H entered into interest rate swap agreements with a total notional amount of $150.0 million related to its credit facility. Under these agreements, W-H receives interest at a floating rate equal to the three-month LIBOR rate and pays interest at a fixed rate of 4.24%. Including the effect of the interest rate swap agreements, W-H was incurring interest at a weighted average rate of approximately 5.6% on its total outstanding borrowings as of June 30, 2007.

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

W-H is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of W-H’s tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Income tax contingencies are accounted for in accordance with FIN 48, and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

W-H adopted FIN 48 effective as of January 1, 2007. Upon adoption, W-H recognized a cumulative effect adjustment of approximately $4.1 million as a reduction to retained earnings to increase the liability for unrecognized tax benefits. As of January 1, 2007, W-H had unrecognized tax benefits of $13.6 million, of which $7.8 million would have an impact on the annual effective tax rate upon recognition. As of January 1, 2007, W-H had $3.3 million of various tax positions for which the ultimate deductibility is highly certain but for which the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of a shorter deductibility period would not affect W-H’s effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. At June 30, 2007, W-H’s liability for unrecognized tax benefits was $15.4 million and is included in other long-term obligations on W-H’s Consolidated Balance Sheet. W-H does not anticipate a significant change in the balance of unrecognized tax benefits within the next twelve months.

W-H recognizes interest and penalties related to unrecognized tax benefits in income tax expense. This is an accounting policy election that is consistent with W-H’s historical policy. W-H had approximately $1.4 million of interest and penalties accrued as of January 1, 2007. During the six months ended June 30, 2007, W-H recognized approximately $0.4 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

8.	Shareholders’ Equity

Stock options

A summary of W-H’s stock options from December 31, 2006 to June 30, 2007 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Price per Share	Contractual Term	Intrinsic Value
			(Years)	(Amounts in thousands)

Outstanding at December 31, 2006	1,951,904	$16.94
Granted	—	—
Exercised	(272,308)	17.97		$10,670
Expired/canceled	(11,113)	15.60

Outstanding at June 30, 2007	1,668,483	16.81	5.3	28,047

Exercisable at June 30, 2007	1,206,983	15.12	4.4	18,249

Restricted Stock

On February 7, 2007, W-H awarded a total of 52,000 shares of restricted stock under its 2006 Stock Awards Plan to certain employees, including 20,000 shares awarded to W-H’s Chairman, President and Chief Executive Officer. The fair value of the restricted stock issued was approximately $2.3 million and is being recognized as compensation expense over the vesting periods ranging from 31 months to 48 months.

On May 9, 2007, W-H awarded a total of 15,000 shares of restricted stock under its 2006 Stock Awards Plan to its outside directors. The fair value of the restricted stock issued was approximately $0.9 million and is being recognized as compensation expense over the 48 month vesting period.

A summary of W-H’s restricted stock from December 31, 2006 to June 30, 2007 is as follows:

		Weighted
		Average
	Number of	Fair Value
	Shares	Per Share

Nonvested balance at December 31, 2006	142,000	$49.51
Granted	67,000	47.91
Vested	(54,250)	38.47
Forfeited	—	—

Nonvested balance at June 30, 2007	154,750	52.69

9.	Operating Segments

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

Summary Information

W-H recognizes revenues, operating income, depreciation and amortization expense, total assets and capital expenditures by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H’s reportable segments is contained in the following tables (in thousands):

As of and for the three months ended June 30, 2007:

	Drilling	Completion	Corporate	Total

Revenues	$179,141	$98,611	$—	$277,752
Operating income	41,307	26,032	(4,584)	62,755
Depreciation and amortization	11,600	7,493	69	19,162
Total assets	578,163	320,623	39,087	937,873
Capital expenditures	28,681	21,428	426	50,535

As of and for the three months ended June 30, 2006 (as adjusted):

	Drilling	Completion	Corporate	Total

Revenues	$134,607	$81,148	$—	$215,755
Operating income	26,638	24,639	(4,647)	46,630
Depreciation and amortization	9,300	5,899	57	15,256
Total assets	422,812	256,194	30,122	709,128
Capital expenditures	21,610	9,408	17	31,035

As of and for the six months ended June 30, 2007:

	Drilling	Completion	Corporate	Total

Revenues	$358,402	$192,237	$—	$550,639
Operating income	80,289	51,884	(9,498)	122,675
Depreciation and amortization	22,173	14,426	115	36,714
Total assets	578,163	320,623	39,087	937,873
Capital expenditures	54,593	42,530	653	97,776

As of and for the six months ended June 30, 2006 (as adjusted):

	Drilling	Completion	Corporate	Total

Revenues	$263,657	$153,907	$—	$417,564
Operating income	51,435	43,990	(8,569)	86,856
Depreciation and amortization	18,743	11,420	137	30,300
Total assets	422,812	256,194	30,122	709,128
Capital expenditures	38,279	25,200	41	63,520

W-H operates in the United States, the North Sea and other select geographic regions. The following is summary information by geographic region (in thousands):

Revenues

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

United States	$249,898	$194,070	$487,185	$375,653
North Sea	12,923	11,317	28,723	18,624
Other	14,931	10,368	34,731	23,287

Total	$277,752	$215,755	$550,639	$417,564

Operating Income

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
		(as adjusted)		(as adjusted)

United States	$57,304	$44,482	$111,035	$81,788
North Sea	2,864	1,797	4,616	2,329
Other	2,587	351	7,024	2,739

Total	$62,755	$46,630	$122,675	$86,856

Property and equipment, net

	June 30,	December 31,
	2007	2006

United States	$357,210	$306,357
North Sea	12,230	13,986
Other	27,203	23,153

Total	$396,643	$343,496

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Our Products and Services

We provide drilling related products and services and completion and workover related products and services to major and independent oil and natural gas companies, drilling contractors and other oilfield service companies. The majority of our revenues are generated from charging our customers day rates, based on the number of days our products and services are used. We also sell certain products used in the exploration for and production of oil and natural gas and receive revenues from our customers in connection with these sales. Our primary expenses are salaries for our personnel and the costs associated with expendable parts and supplies, research and development, repair and maintenance of rental equipment and costs of products sold as well as general operational costs. As a result of increased demand and competition for skilled personnel, compensation costs to attract and retain employees have continued to rise.

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

In July 2001, exploration and development activity levels in the United States peaked and subsequently began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count reached a low of 738, which consisted of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003, and this trend has continued through the first half of 2007. This increase, however, resulted from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,383, 1,649 and 1,746 for 2005, 2006 and the six months ended June 30, 2007, respectively. Of these figures, land rigs comprised 1,290, 1,559 and 1,666, respectively, and offshore rigs comprised 93, 90 and 80, respectively, for the same periods.

We believe that the overall long-term outlook for domestic natural gas exploration and development activity remains positive. First, natural gas production has not kept pace with the significant increases in drilling activity since 2005. Second, industrial gas consumption, electric power generation and a healthy economy continue to drive domestic natural gas demand. We believe that these factors will keep upward pressure on long-term natural gas prices. As a result, we are focusing our capital expenditure investments in locations which are attracting long-term investment in oil and natural gas exploration and development.

Drilling Related Products and Services

Revenue from our drilling related products and services segment constituted approximately 65% of our consolidated revenue for the six months ended June 30, 2007. Approximately 82% of our drilling segment revenue for the six months ended June 30, 2007 was generated in the United States, including the Gulf of Mexico. The remaining 18% was generated in various international locations.

As the improvement in drilling activity in the United States has been onshore, we have sought to increase the content of our land-based services. As a result of growth in the United States land rig count, in particular the non-vertical rig count, we have successfully leveraged our directional drilling business to effect an increase in the utilization of our measurement-while-drilling and logging-while-drilling tools and down-hole drilling motor fleet. The increased utilization of our measurement-while-drilling and logging-while-drilling tools and down-hole drilling motor fleet has helped to offset the slowdown in domestic offshore activity. However, our logging-while-drilling revenues from the offshore market have outperformed the rig count numbers as a result of performing more jobs with a higher content of our services and an increase in our share of this market.

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

Our PathFinder Survivortm series of logging-while-drilling and measurement-while-drilling tools designed for use in high pressure and high temperature conditions (up to 25,000 psi and 350°F) continues to be successfully introduced on a commercial basis. In 2004, our PathFinder Energy Services, Inc. subsidiary (“PathFinder”) introduced the first of the Survivortm tools with the commercialization of its dual frequency Array Wave Resistivity tool. That tool is now available in 6 3/4, 8 and 9 1/2-inch O.D. sizes and now also includes a slim version which is our SAWRtm (4 3/4 inch O.D. Slim Array Wave Resistivity tool). The Survivortm tool series currently also includes Survivortm HDS-1tm (a high precision directional survey tool), Survivortm DPMtm (Dynamic Pressure Module) and Survivortm SDNSCtm (4 3/4-inch O.D. Slim Density Neutron Standoff Caliper tool).

Completion and Workover Related Products and Services

Our completion and workover related products and services segment provided approximately 35% of our total consolidated revenue for the six months ended June 30, 2007. Revenues provided by this segment are almost entirely derived from the United States and the Gulf of Mexico. Demand for this segment’s products and services is less immediately affected by changing oil and natural gas prices and, thus, tends to be less directly impacted than is our drilling related products and services segment. However, production activity typically decreases when oil and natural gas prices decline, which could also adversely affect our completion and workover related products and services segment.

We have increased our revenue capacity in this segment through capital spending which, when combined with our acquisitions and strategic land-based expansion efforts, has strengthened and further diversified our operations. Continued growth in this segment will be dependent upon, among other factors, industry activity levels, prices of oil and natural gas, our capital expenditure program and our ability to attract and retain qualified service personnel and field engineers required to operate the specialized equipment used in this business. Increased competition in certain markets within this segment may adversely impact utilization and pricing and may increase the demand for qualified personnel.

Geographic Expansion

We are currently working to establish a larger presence in the Rocky Mountain region of the United States with construction of a new facility and the hiring of key local personnel. We had been providing limited services in this region. This facility is now substantially complete. We anticipate the first meaningful contribution by late 2007 or early 2008. This facility will provide rental tools and coiled tubing and cased-hole wireline services.

Results of Operations

The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-Q.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenues.  Revenues increased by $62.0 million, or approximately 29%, to $277.8 million for the three months ended June 30, 2007 from $215.8 million for the three months ended June 30, 2006. This increase was primarily attributable to higher levels of activity and demand for certain of our products and services and additional revenue capacity from our capital expenditure investments.

Revenues from our drilling related products and services increased by $44.5 million, or approximately 33%, to $179.1 million for the three months ended June 30, 2007 from $134.6 million for the three months ended June 30, 2006. We attribute the increase in revenues in this segment to:

•	an 8% higher average number of rotary rigs operating in the United States resulting in an increase in demand for our directional drilling services and technologically advanced services and tools, rental tools and drilling fluids products;

•	an increase in our Gulf of Mexico market share, resulting from higher utilization of our existing logging-while-drilling tools and commercialization of certain of our new technologies discussed earlier;

•	our larger asset base resulting from our capital expenditure investments;

•	increased international activity in the Middle East, North Africa and the North Sea; and

•	onshore geographic expansion supported by an increasing non-vertical rig count.

Revenues from our completion and workover related products and services increased by $17.5 million, or approximately 22%, to $98.6 million for the three months ended June 30, 2007 from $81.1 million for the three months ended June 30, 2006. We attribute the increase in revenues in this segment to:

•	higher demand for our coiled tubing and cased-hole wireline services as a result of an overall increase in activity levels;

•	an increase in our coiled tubing and cased-hole wireline fleets and other capital expenditure investments; and

•	onshore geographic expansion.

Cost of Revenues.  Cost of revenues increased by $33.1 million, or approximately 29%, to $145.4 million for the three months ended June 30, 2007 from $112.3 million for the three months ended June 30, 2006. As a percentage of revenues, cost of revenues remained flat at 52% for the three months ended June 30, 2007 and 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $7.5 million, or approximately 20%, to $45.0 million for the three months ended June 30, 2007 from $37.5 million for the three months ended June 30, 2006. The increase was primarily attributable to increased selling costs related to our revenue growth and other personnel compensation costs related to expansion efforts within all of our business lines. The 2007 period included a one-time $2.6 million charge related to our exit from a small business line. As a percentage of revenues, selling, general and administrative expenses decreased to 16% for the three months ended June 30, 2007 from 17% for the three months ended June 30, 2006.

Research and Development Expenses.  Research and development expenses increased by $1.5 million, or approximately 38%, to $5.5 million for the three months ended June 30, 2007 from $4.0 million for the three months ended June 30, 2006. This increase was the result of a higher rate of research and development spending in the 2007 period on PathFinder technologies, including our PathMaker® 3-Dimensional Rotary Steerable technology.

Depreciation and Amortization.  Depreciation and amortization increased by $3.9 million, or approximately 25%, to $19.2 million for the three months ended June 30, 2007 from $15.3 million for the three months ended June 30, 2006. This increase was the result of a larger depreciable asset base resulting from our capital expenditure investments.

Interest and Other Expense.  Interest and other expense for the three months ended June 30, 2007 was $1.8 million, a decrease of $0.5 million, or approximately 22%, from $2.3 million for the three months ended June 30, 2006. This decrease was primarily due to capitalization of interest expense related to the construction of our facility in the Rocky Mountain region .

Provision for Income Taxes.  Our effective income tax rate for the three months ended June 30, 2007 and 2006 was approximately 36%. We anticipate that our effective income tax rate for the remainder of 2007 will range from 37% to 38% assuming no discrete tax items.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenues.  Revenues increased by $133.0 million, or approximately 32%, to $550.6 million for the six months ended June 30, 2007 from $417.6 million for the six months ended June 30, 2006. This increase was primarily attributable to higher levels of activity and demand for certain of our products and services and additional revenue capacity from our capital expenditure investments.

Revenues from our drilling related products and services increased by $94.7 million, or approximately 36%, to $358.4 million for the six months ended June 30, 2007 from $263.7 million for the six months ended June 30, 2006. We attribute the increase in revenues in this segment to:

•	an 11% higher average number of rotary rigs operating in the United States, resulting in an increase in demand for our directional drilling services and technologically advanced services and tools, rental tools and drilling fluids products;

•	an increase in our Gulf of Mexico market share, resulting from higher utilization of our existing logging-while-drilling tools and commercialization of certain of our new technologies discussed earlier;

•	our larger asset base resulting from our capital expenditure investments;

•	increased international activity in North Africa, the North Sea and the Middle East;

•	onshore geographic expansion supported by an increasing non-vertical rig count; and

•	improved pricing.

Revenues from our completion and workover related products and services increased by $38.3 million, or approximately 25%, to $192.2 million for the six months ended June 30, 2007 from $153.9 million for the six months ended June 30, 2006. We attribute the increase in revenues in this segment to:

•	higher demand for our coiled tubing and cased-hole wireline services as a result of an overall increase in activity levels;

•	an increase in our coiled tubing and cased-hole wireline fleets and other capital expenditure investments;

•	onshore geographic expansion;

•	increased activity offshore; and

•	improved pricing.

Cost of Revenues.  Cost of revenues increased by $72.3 million, or approximately 33%, to $292.8 million for the six months ended June 30, 2007 from $220.5 million for the six months ended June 30, 2006. As a percentage of revenues, cost of revenues remained flat at 53% for the six months ended June 30, 2007 and 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $16.2 million, or approximately 23%, to $88.2 million for the six months ended June 30, 2007 from $72.0 million for the six months ended June 30, 2006. The increase was primarily attributable to increased selling costs related to our revenue growth and other personnel compensation costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses decreased to 16% for the six months ended June 30, 2007 from 17% for the six months ended June 30, 2006.

Research and Development Expenses.  Research and development expenses increased by $2.4 million, or approximately 31%, to $10.2 million for the six months ended June 30, 2007 from $7.8 million for the six months ended June 30, 2006. This increase was the result of a higher rate of research and development spending in the 2007 period on PathFinder technologies, including our PathMaker® 3-Dimensional Rotary Steerable technology.

Depreciation and Amortization.  Depreciation and amortization increased by $6.4 million, or approximately 21%, to $36.7 million for the six months ended June 30, 2007 from $30.3 million for the six months ended June 30, 2006. This increase was the result of a larger depreciable asset base resulting from our capital expenditure investments.

Interest and Other Expense.  Interest and other expense for the six months ended June 30, 2007 was $3.8 million, a decrease of $0.7 million, or approximately 16%, from $4.5 million for the six months ended June 30, 2006. This decrease was primarily due to capitalization of interest expense related to the construction of our facility in the Rocky Mountain region and lower outstanding borrowings under our credit facility.

Provision for Income Taxes.  Our effective income tax rate for the six months ended June 30, 2007 and 2006 was approximately 37%. We anticipate that our effective income tax rate for the remainder of 2007 will range from 37% to 38% assuming no discrete tax items.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, an amendment to FIN 48, which provides guidance on how an entity is to determine whether a tax position has effectively settled for purposes of recognizing previously unrecognized tax benefits. Specifically, this guidance states that an entity would recognize a benefit when a tax position is effectively settled using the following criteria: (1) the taxing authority has completed its examination including all appeals and administrative reviews; (2) the entity does not plan to appeal or litigate any aspect of the tax position; and (3) it is remote that the taxing authority would examine or reexamine any aspect of the tax position, assuming the taxing authority has full knowledge of all relevant information relative to making their assessment on the position. We will apply this guidance as applicable in future periods.

In September 2006, the FASB issued FSP AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15,

2006 and its guidance is applicable to entities in all industries. We adopted the guidance in FSP AUG AIR-1 as of January 1, 2007 and applied it retrospectively for all prior periods presented. As of January 1, 2007, the cumulative effect of this accounting change decreased accrued liabilities by $3.5 million, decreased deferred tax assets by $1.0 million and increased retained earnings by $2.5 million. For the three months and six months ended June 30, 2006, the effect of this accounting change resulted in adjustments that decreased cost of revenues by $0.5 million and $0.3 million, increased net income by $0.4 million and $0.2 million, and increased diluted earnings per share by $0.01 and $0.01, respectively, as compared to amounts previously reported.

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

Cash flow

Working capital was $269.2 million as of June 30, 2007 and $220.6 million as of December 31, 2006. Net cash provided by operating activities was $45.3 million for the six months ended June 30, 2007 and $44.3 million for the six months ended June 30, 2006. The increase in working capital was largely due to increases in accounts receivable and inventory due to increased activity levels across all business lines and to the reclassification of current tax liabilities to other long-term obligations due to the adoption of FIN 48 as of January 1, 2007.

Net cash used in investing activities was $89.2 million for the six months ended June 30, 2007 and $48.5 million for the six months ended June 30, 2006. The increase in net cash used in investing activities was the result of increased capital expenditures and the acquisition of two businesses during 2007, which was partially offset by an increase in proceeds from sales of equipment, a majority of which are funds we receive from customers when our rental equipment is damaged or lost down-hole.

Net cash provided by financing activities was $28.7 million for the six months ended June 30, 2007 and $11.0 million for the six months ended June 30, 2006. The increase in cash provided by financing activities was primarily the result of net borrowings under our credit facility during the 2007 period and net repayments of borrowings during the 2006 period offset partially by a decrease in proceeds from the exercise of stock options and the related tax benefits.

For the six months ended June 30, 2007, we made capital expenditures, primarily for rental equipment, of $97.8 million, which included expenditures for the replacement of rental equipment damaged or lost down-hole. In addition, we incurred $10.2 million in research and development expenses for the six months ended June 30, 2007.

Capital resources

Credit Agreement

As more fully described in Note 5 to our Consolidated Financial Statements, we maintain a revolving credit facility to provide for our cash, liquidity and other borrowing needs. Such credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of June 30, 2007, we had an outstanding loan balance of $170.1 million and approximately $10.4 million in letters of credit issued under our credit facility, resulting in available borrowing capacity on such date of approximately $194.5 million. We have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Including the effect of the interest rate swap agreements, we are incurring interest at a weighted average rate of approximately 5.6% on our total outstanding borrowings as of June 30, 2007.

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

Interest Rate Risk.  We are subject to market risk exposure related to changes in interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Under these agreements, we receive interest at a floating rate equal to three-month LIBOR plus the applicable spread under our credit facility and pay interest at a fixed rate of 4.24% plus the applicable spread under our credit facility. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the interest rate we pay under our credit facility would not have had a material impact on our interest expense for the six months ended June 30, 2007.

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

The 2007 annual meeting of the shareholders of the Company was held was held on May 9, 2007. The purpose of the meeting was to elect members of our Board of Directors.

At the annual meeting, each of the directors nominated by our Board of Directors to serve a one-year term until the 2008 annual meeting of shareholders was re-elected (there were no broker non-votes):

	For	Withheld

Kenneth T. White, Jr.	25,903,943	1,073,095
John R. Brock	25,471,542	1,505,496
James D. Lightner	25,471,542	1,505,496
Christopher Mills	23,902,027	3,075,011
Milton L. Scott	24,449,940	2,527,098
Robert H. Whilden, Jr.	25,905,243	1,071,795

Item 6.	Exhibits

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

W-H Energy Services, Inc.

Date: August 7, 2007	By: /s/ Kenneth T. White, Jr. Kenneth T. White, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2007	By: /s/ Ernesto Bautista, III Ernesto Bautista, III Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	—	Certification of Chief Executive Officer of W-H Energy Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	—	Certification of Chief Financial Officer of W-H Energy Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	—	Certification of Chief Executive Officer of W-H Energy Services, Inc. pursuant 18 U.S.C. Section 1350*
32.2	—	Certification of Chief Financial Officer of W-H Energy Services, Inc. pursuant 18 U.S.C. Section 1350*

*	Filed herewith