Form 10-Q
period 2007-09-30
W-H ENERGY SERVICES INC
filed 2007-11-08
CIK 1051034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 1, 2007 there were outstanding 30,688,178 shares of common stock, par value $0.0001 per share, of the registrant.

W-H ENERGY SERVICES, INC.

INDEX

		Page

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets (unaudited) — September 30, 2007 and December 31, 2006 (as adjusted)	3
	Consolidated Statements of Operations and Comprehensive Income (unaudited) — Three months and nine months ended September 30, 2007 and 2006 (as adjusted)	4
	Consolidated Statements of Cash Flows (unaudited) — Nine months ended September 30, 2007 and 2006 (as adjusted)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20

PART II OTHER INFORMATION
Item 6.	Exhibits	20
	Signatures	21
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 1350
Certification of CFO Pursuant to Section 1350

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

W-H ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
		(As adjusted)

Current Assets:
Cash and cash equivalents	$14,609	$36,329
Accounts receivable, net of allowance of $6,450 and $5,596, respectively	250,732	204,755
Inventories	100,521	78,127
Deferred income taxes	8,120	7,870
Prepaid expenses and other	36,604	14,906

Total current assets	410,586	341,987
Property and equipment, net	419,389	343,496
Goodwill, net	135,019	119,550
Other assets, net	18,154	19,248

Total assets	$983,148	$824,281

Current Liabilities:
Accrued liabilities	$71,773	$64,757
Accounts payable	56,648	56,668

Total current liabilities	128,421	121,425
Long-term debt	158,088	150,000
Deferred income taxes	61,857	56,637
Other long-term obligations	16,656	993
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000 shares authorized 30,677 and 30,158 shares issued and outstanding, respectively	3	3
Additional paid-in capital	290,911	272,010
Other comprehensive income	8,203	9,759
Retained earnings	319,009	213,454

Total shareholders’ equity	618,126	495,226

Total liabilities and shareholders’ equity	$983,148	$824,281

The accompanying notes are an integral part of these consolidated financial statements.

W-H ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(As adjusted)		(As adjusted)

Revenues	$282,992	$238,851	$833,631	$656,415
Costs and expenses:
Cost of revenues	156,640	125,224	449,445	345,766
Selling, general and administrative	43,320	38,910	131,564	110,931
Research and development	5,922	4,635	16,123	12,480
Depreciation and amortization	20,417	15,624	57,131	45,924

Total costs and expenses	226,299	184,393	654,263	515,101

Operating income	56,693	54,458	179,368	141,314
Other expense (income):
Interest expense, net	2,336	2,167	6,225	6,537
Other expense (income), net	15	(58)	(26)	37

Income before income taxes	54,342	52,349	173,169	134,740
Provision for income taxes	19,630	20,836	63,559	51,434

Net income	$34,712	$31,513	$109,610	$83,306

Comprehensive income:
Net income	$34,712	$31,513	$109,610	$83,306
Increase (decrease) in interest rate swap valuations	(1,821)	(1,990)	(1,405)	321
Foreign currency translation adjustment	(345)	412	(151)	1,515

Comprehensive income	$32,546	$29,935	$108,054	$85,142

Earnings per share:
Basic	$1.14	$1.05	$3.62	$2.82
Diluted	$1.11	$1.02	$3.52	$2.73
Number of shares used in calculation of earnings per share:
Basic	30,473	29,901	30,288	29,542
Diluted	31,291	30,753	31,104	30,501

The accompanying notes are an integral part of these consolidated financial statements.

W-H ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
		(As adjusted)

Cash Flows from Operating Activities:
Net income	$109,610	$83,306
Adjustments to reconcile net income to cash provided by operating activities — Depreciation and amortization	57,131	45,924
Provision for doubtful accounts	1,580	1,920
Gain on sales of equipment	(17,487)	(13,971)
Deferred tax provision	9,154	12,098
Share-based compensation	4,235	3,888
Amortization of deferred financing costs	430	382
Excess tax benefit from share-based compensation	(4,748)	(13,112)
Changes in operating assets and liabilities, excluding effects of acquisitions — Accounts receivable, net	(42,768)	(45,487)
Inventories	(22,079)	(20,110)
Prepaid expenses and other	(22,083)	(2,702)
Other assets, net	853	(307)
Accounts payable, accrued liabilities and other	10,534	40,288

Net cash provided by operating activities	84,362	92,117

Cash Flows from Investing Activities:
Additions to property and equipment	(145,459)	(103,022)
Acquisition of businesses, net of cash acquired	(12,583)	(8,724)
Proceeds from sales of equipment	32,715	20,901

Net cash used in investing activities	(125,327)	(90,845)

Cash Flows from Financing Activities:
Proceeds from the issuance of debt	106,777	25,760
Payments on debt	(98,689)	(40,760)
Proceeds from the exercise of stock options	6,418	16,538
Excess tax benefit from share-based compensation	4,748	13,112

Net cash provided by financing activities	19,254	14,650

Effect of exchange rate changes on cash	(9)	1,423

Net increase (decrease) in cash and cash equivalents	(21,720)	17,345
Cash and cash equivalents, beginning of period	36,329	9,914

Cash and cash equivalents, end of period	$14,609	$27,259

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

Basis of Presentation

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, an amendment to FIN 48, which provides guidance on how an entity is to determine whether a tax position has effectively settled for purposes of recognizing previously unrecognized tax benefits. Specifically, this guidance states that an entity would recognize a benefit when a tax position is effectively settled using the following criteria: (1) the taxing authority has completed its examination including all appeals and administrative reviews; (2) the entity does not plan to appeal or litigate any aspect of the tax position; and (3) it is remote that the taxing authority would examine or reexamine any aspect of the tax position, assuming the taxing authority has full knowledge of all relevant information relative to making their assessment on the position. W-H applied this guidance in its adoption of FIN 48 and it will continue to apply this guidance as applicable in future periods.

In September 2006, the FASB issued FSP AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006 and its guidance is applicable to entities in all industries. W-H adopted the guidance in FSP AUG AIR-1 as of January 1, 2007 and applied it retrospectively for all prior periods presented. The Consolidated Financial Statements as of December 31, 2006 and for the three months and nine months ended September 30, 2006 are labeled “as adjusted” to reflect they have been adjusted to amounts previously reported. As of January 1, 2007, the cumulative effect of this accounting change decreased accrued liabilities by $3.5 million, decreased deferred tax assets by $1.0 million and increased retained earnings by $2.5 million. For the three months and nine months ended September 30, 2006, the effect of this accounting change resulted in adjustments that decreased cost of revenues by $15,000 and $0.3 million, increased net income by $16,000 and $0.3 million, and increased diluted earnings per share by $0.00 and $0.01, respectively, as compared to amounts previously reported.

Other than the adoptions of FIN 48 and FSP AUG AIR-1 as of January 1, 2007 described above, W-H has not added to or changed its accounting policies since December 31, 2006. For a description of these policies, refer to Note 2 of the Consolidated Financial Statements in W-H’s Annual Report on Form 10-K for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements in financial statements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. W-H will adopt SFAS 157 on January 1, 2008 and does not anticipate it will have a material impact on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (as amended) (“SFAS 159”), which permits entities to choose to measure most financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. W-H is currently evaluating the impact that this standard could have on its Consolidated Financial Statements.

2.	Acquisitions

On January 18, 2007, W-H acquired a distributor of drilling fluids products for cash consideration of approximately $4.9 million. On February 15, 2007, W-H acquired a directional drilling company for total consideration of approximately $14.7 million including cash of $10.8 million and 90,556 shares of W-H common stock.

3.	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period as adjusted for the dilutive effect of stock options and restricted shares. For the three and nine months ended September 30, 2007 and 2006, there were no anti-dilutive stock options; therefore, the effect of all stock options were included in the diluted earnings per share calculation.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following reconciles basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic weighted average shares outstanding	30,473	29,901	30,288	29,542
Dilutive effect of stock options and restricted shares	818	852	816	959

Diluted weighted average shares outstanding	31,291	30,753	31,104	30,501

4.	Inventories

The components of inventories as of September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30,	December 31,
	2007	2006

Finished goods	$75,928	$66,069
Work-in-process	11,828	7,626
Raw materials and supplies	24,150	16,594
Inventory reserve	(11,385)	(12,162)

Inventories	$100,521	$78,127

5.	Credit Facility

W-H maintains a revolving credit facility with certain lenders to provide for its cash, liquidity and other borrowing needs. The credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of September 30, 2007, W-H had an outstanding loan balance of $158.1 million and approximately $10.4 million in letters of credit issued under its credit facility, resulting in an available borrowing capacity on such date of approximately $206.5 million.

Amounts borrowed under the credit facility bear interest, at W-H’s election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0%, depending upon W-H’s leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0%, depending upon W-H’s leverage ratio.

In May 2005, W-H entered into interest rate swap agreements with a total notional amount of $150.0 million related to its credit facility. Under these agreements, W-H receives interest at a floating rate equal to the three-month LIBOR rate and pays interest at a fixed rate of 4.24%. Including the effect of the interest rate swap agreements, W-H was incurring interest at a weighted average rate of approximately 5.4% on its total outstanding borrowings as of September 30, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

W-H adopted FIN 48 effective as of January 1, 2007. Upon adoption, W-H recognized a cumulative effect adjustment of approximately $4.1 million as a reduction to retained earnings to increase the liability for unrecognized tax benefits. As of January 1, 2007, W-H had unrecognized tax benefits of $13.6 million, of which $7.8 million would have an impact on the annual effective tax rate upon recognition. As of January 1, 2007, W-H had $3.3 million of various tax positions for which the ultimate deductibility is highly certain but for which the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of a shorter deductibility period would not affect W-H’s effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. At September 30, 2007, W-H’s liability for unrecognized tax benefits was $15.4 million and is included in other long-term obligations on W-H’s Consolidated Balance Sheet. W-H does not anticipate a significant change in the balance of unrecognized tax benefits within the next twelve months.

W-H recognizes interest and penalties related to unrecognized tax benefits in income tax expense. This is an accounting policy election that is consistent with W-H’s historical policy. W-H had approximately $1.4 million of interest and penalties accrued as of January 1, 2007. During the nine months ended September 30, 2007, W-H recognized approximately $0.4 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

8.	Related Party Transaction

In July 2007, one of W-H’s subsidiaries purchased real property from entities that were owned by a W-H officer and an immediate relative of such officer. That subsidiary had previously leased such property for its operations. The purchase price of the property totaled approximately $3.6 million.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Shareholders’ Equity

Stock options

A summary of W-H’s stock options from December 31, 2006 to September 30, 2007 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Price per Share	Contractual Term	Intrinsic Value
			(Years)	(Amounts in thousands)

Outstanding at December 31, 2006	1,951,904	$16.94
Granted	—	—
Exercised	(346,740)	17.79		$14,400
Expired/canceled	(14,238)	15.89

Outstanding at September 30, 2007	1,590,926	16.80	5.0	26,722

Exercisable at September 30, 2007	1,223,676	15.33	4.3	18,762

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

A summary of W-H’s restricted stock from December 31, 2006 to September 30, 2007 is as follows:

		Weighted
		Average
	Number of	Fair Value
	Shares	per Share

Nonvested balance at December 31, 2006	142,000	$49.51
Granted	67,000	47.91
Vested	(54,250)	38.47
Forfeited	—	—

Nonvested balance at September 30, 2007	154,750	52.69

10.	Operating Segments

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

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Summary Information

W-H recognizes revenues, operating income, depreciation and amortization expense, total assets and capital expenditures by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H’s reportable segments is contained in the following tables (in thousands):

As of and for the three months ended September 30, 2007:

	Drilling	Completion	Corporate	Total

Revenues	$187,456	$95,536	$—	$282,992
Operating income	40,114	21,726	(5,147)	56,693
Depreciation and amortization	12,542	7,825	50	20,417
Total assets	608,640	324,321	50,187	983,148
Capital expenditures	28,365	19,216	102	47,683

As of and for the three months ended September 30, 2006 (as adjusted):

	Drilling	Completion	Corporate	Total

Revenues	$149,478	$89,373	$—	$238,851
Operating income	31,515	27,714	(4,771)	54,458
Depreciation and amortization	9,556	6,013	55	15,624
Total assets	455,512	273,089	40,482	769,083
Capital expenditures	22,769	16,703	30	39,502

As of and for the nine months ended September 30, 2007:

	Drilling	Completion	Corporate	Total

Revenues	$545,858	$287,773	$—	$833,631
Operating income	120,403	73,610	(14,645)	179,368
Depreciation and amortization	34,715	22,251	165	57,131
Total assets	608,640	324,321	50,187	983,148
Capital expenditures	82,958	61,746	755	145,459

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of and for the nine months ended September 30, 2006 (as adjusted):

	Drilling	Completion	Corporate	Total

Revenues	$413,135	$243,280	$—	$656,415
Operating income	82,950	71,704	(13,340)	141,314
Depreciation and amortization	28,299	17,433	192	45,924
Total assets	455,512	273,089	40,482	769,083
Capital expenditures	61,048	41,903	71	103,022

W-H operates in the United States, the North Sea and other select geographic regions. The following is summary information by geographic region (in thousands):

Revenues

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

United States	$252,731	$215,476	$739,916	$591,129
North Sea	13,880	10,764	42,603	29,388
Other	16,381	12,611	51,112	35,898

Total	$282,992	$238,851	$833,631	$656,415

Operating Income

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(As adjusted)		(As adjusted)

United States	$50,216	$52,313	$161,251	$134,101
North Sea	3,375	1,049	7,991	3,378
Other	3,102	1,096	10,126	3,835

Total	$56,693	$54,458	$179,368	$141,314

Property and equipment, net

	September 30,	December 31,
	2007	2006

United States	$379,396	$306,357
North Sea	12,390	13,986
Other	27,603	23,153

Total	$419,389	$343,496

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The search for natural gas has been the primary focus of domestic drilling for the last several years as approximately 80% of the drilling rig count has been natural gas directed. In July 2001, exploration and development activity levels in the United States peaked and subsequently began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count reached a low of 738, which consisted of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003, and this trend has continued through the first nine months of 2007. This increase, however, resulted from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,383, 1,649 and 1,759 for 2005, 2006 and the nine months ended September 30, 2007, respectively. Of these figures, land rigs comprised 1,290, 1,559 and 1,682 respectively, and offshore rigs comprised 93, 90 and 77, respectively, for the same periods. For the week ended November 2, 2007, an average of 57 rotary rigs were operating offshore in the United States.

We believe that the overall long-term outlook for domestic natural gas exploration and development activity remains positive. First, due to significantly higher natural gas production decline rates, more wells must be drilled to maintain or increase natural gas production. As reported by RigData, the number of wells drilled annually has increased approximately 47% from 27,252 in 2003 to an estimated 39,926 in 2007. Second, industrial gas consumption, electric power generation and a healthy economy continue to drive domestic natural gas demand. We believe that these factors will keep upward pressure on long-term natural gas prices. As a result, we are focusing our capital expenditure investments in locations which are attracting long-term investment in oil and natural gas exploration and development.

Drilling Related Products and Services

Revenue from our drilling related products and services segment constituted approximately 66% of our consolidated revenue for the nine months ended September 30, 2007. Approximately 83% of our drilling segment revenue for the nine months ended September 30, 2007 was generated in the United States, including the Gulf of Mexico. The remaining 17% was generated in various international locations.

As the improvement in drilling activity in the United States has been onshore, we have sought to increase the content of our land-based services. As a result of growth in the domestic non-vertical rig count, we have successfully leveraged our directional drilling business to effect an increase in the utilization of our measurement-while-drilling and logging-while-drilling tools and down-hole drilling motor fleet. The increased utilization of our measurement-while-drilling and logging-while-drilling tools and down-hole drilling motor fleet has helped to offset the slowdown in domestic offshore activity.

Outside of the United States, the North Sea remains our largest market segment. During the remainder of 2007, we expect to see increasing drilling activity in North Africa and a modest increase in activity levels in the North Sea.

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

In 2004, our PathFinder Energy Services, Inc. subsidiary (“PathFinder”) introduced the first of the Survivortm tools designed for use in high pressure and high temperature conditions (up to 25,000 psi and 350°F) with the commercialization of its dual frequency Array Wave Resistivity tool. That tool is now available in 6 3/4, 8 and 9 1/2-inch outside diameter sizes and now also includes a slim version which is our SAWRtm (4 3/4 inch outside diameter Slim Array Wave Resistivity tool). The Survivortm tool series currently also includes Survivortm HDS-1tm (a high precision directional survey tool), Survivortm DPMtm (Dynamic Pressure Module) and Survivortm SDNSCtm (4 3/4-inch outside diameter Slim Density Neutron Standoff Caliper tool).

Completion and Workover Related Products and Services

Our completion and workover related products and services segment provided approximately 34% of our total consolidated revenue for the nine months ended September 30, 2007. Revenues provided by this segment are almost entirely derived from the United States and the Gulf of Mexico. Demand for this segment’s products and services has historically been less immediately affected by changing oil and natural gas prices and, thus, has tended to be less directly impacted by these changes than is our drilling related products and services segment. The onshore content of our business line has increased over the past few years and has resulted in a proportionately greater amount of completion services which are associated with exploration and development activity, rather than workover services which are associated with production activity.

We have increased our revenue capacity in this segment through capital spending which, when combined with our acquisitions and strategic land-based expansion efforts, has strengthened and further diversified our operations.

Continued growth in this segment will be dependent upon, among other factors, industry activity levels, prices of oil and natural gas, our capital expenditure program and our ability to attract and retain qualified service personnel and field engineers required to operate the specialized equipment used in this business. Increased competition in certain markets within this segment has adversely impacted utilization and pricing and increased the demand for qualified personnel.

Geographic Expansion

We recently established a larger presence in the Rocky Mountain region of the United States with construction of a new facility and the hiring of key local personnel. We began generating revenues from this facility during 2007 and expect to increase our capacity and utilization in this market during 2008. This facility provides rental tools and coiled tubing and cased-hole wireline services.

Results of Operations

The following information should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-Q.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues.  Revenues increased by $44.1 million, or approximately 19%, to $283.0 million for the three months ended September 30, 2007 from $238.9 million for the three months ended September 30, 2006. This increase was primarily attributable to higher levels of activity and demand in our drilling related products and services segment, particularly in our PathFinder business lines.

Revenues from our drilling related products and services increased by $38.0 million, or approximately 25%, to $187.5 million for the three months ended September 30, 2007 from $149.5 million for the three months ended September 30, 2006. We attribute the increase in revenues in this segment to:

•	an increase in demand for our directional drilling services and technologically advanced services and tools and drilling fluids products due, in part, to a 4% higher average number of rotary rigs and a 15% higher average number of non-vertical rigs operating in the United States;

•	our larger asset base resulting from our capital expenditure investments;

•	increased international activity in the North Sea, North Africa and the Middle East; and

•	onshore geographic expansion.

Revenues from our completion and workover related products and services increased by $6.1 million, or approximately 7%, to $95.5 million for the three months ended September 30, 2007 from $89.4 million for the three months ended September 30, 2006. We attribute the increase in revenues in this segment to:

•	higher demand for our cased-hole wireline services and completion fluids as a result of an overall increase in activity levels;

•	an increase in our cased-hole wireline fleet and other capital expenditure investments; and

•	onshore geographic expansion.

Cost of Revenues.  Cost of revenues increased by $31.4 million, or approximately 25%, to $156.6 million for the three months ended September 30, 2007 from $125.2 million for the three months ended September 30, 2006. As a percentage of revenues, cost of revenues were 55% and 52% for the three months ended September 30, 2007 and 2006, respectively. The increase in the cost of revenues as a percentage of revenues for the 2007 period as compared to the 2006 period was due primarily to (1) revenue mix across our business lines including increases in our fluids businesses which have a higher cost of revenue component, (2) lower utilization and pricing pressure in our coiled tubing business line, and (3) higher personnel and other operating costs due to the start-up costs associated with expansion in the Rocky Mountain region.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $4.4 million, or approximately 11%, to $43.3 million for the three months ended September 30, 2007 from $38.9 million for the three months ended September 30, 2006. The increase was primarily attributable to increased selling costs related to our revenue growth and other personnel compensation costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses decreased to 15% for the three months ended September 30, 2007 from 16% for the three months ended September 30, 2006.

Research and Development Expenses.  Research and development expenses increased by $1.3 million, or approximately 28%, to $5.9 million for the three months ended September 30, 2007 from $4.6 million for the three months ended September 30, 2006. This increase was the result of an increase in personnel and related research and development spending in the 2007 period on PathFinder technologies, including our PathMaker® 3-Dimensional Rotary Steerable technology.

Depreciation and Amortization.  Depreciation and amortization increased by $4.8 million, or approximately 31%, to $20.4 million for the three months ended September 30, 2007 from $15.6 million for the three months ended September 30, 2006. This increase was the result of a larger depreciable asset base resulting from our capital expenditure investments.

Interest and Other Expense.  Interest and other expense for the three months ended September 30, 2007 was $2.4 million, an increase of $0.3 million, or approximately 14%, from $2.1 million for the three months ended September 30, 2006. This increase was primarily due to increased borrowings outstanding under our revolving credit facility.

Provision for Income Taxes.  Our effective income tax rate for the three months ended September 30, 2007 and 2006 was approximately 36% and 40%, respectively. The decrease in the effective rate was primarily due to varying levels of taxable income in certain jurisdictions. We anticipate that our effective income tax rate for the remainder of 2007 will range from 37% to 38% assuming no discrete tax items.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues.  Revenues increased by $177.2 million, or approximately 27%, to $833.6 million for the nine months ended September 30, 2007 from $656.4 million for the nine months ended September 30, 2006. This increase was primarily attributable to higher levels of activity and demand for our products and services and additional revenue capacity from our capital expenditure investments.

Revenues from our drilling related products and services increased by $132.8 million, or approximately 32%, to $545.9 million for the nine months ended September 30, 2007 from $413.1 million for the nine months ended September 30, 2006. We attribute the increase in revenues in this segment to:

•	an 8% higher average number of rotary rigs operating in the United States, resulting in an increase in demand for our directional drilling services and technologically advanced services and tools, drilling fluids products and rental tools;

•	an increase in our Gulf of Mexico market share, resulting from higher utilization of our existing logging-while-drilling tools and commercialization of certain of our new technologies discussed earlier;

•	our larger asset base resulting from our capital expenditure investments;

•	increased international activity in the North Sea, North Africa, and the Middle East;

•	onshore geographic expansion supported by an increasing non-vertical rig count; and

•	improved pricing.

Revenues from our completion and workover related products and services increased by $44.5 million, or approximately 18%, to $287.8 million for the nine months ended September 30, 2007 from $243.3 million for the nine months ended September 30, 2006. We attribute the increase in revenues in this segment to:

•	higher demand for our cased-hole wireline and coiled tubing services as a result of an overall increase in industry activity levels;

•	an increase in our coiled tubing and cased-hole wireline fleets and other capital expenditure investments;

•	onshore geographic expansion;

•	increased activity offshore; and

•	improved pricing.

Cost of Revenues.  Cost of revenues increased by $103.6 million, or approximately 30%, to $449.4 million for the nine months ended September 30, 2007 from $345.8 million for the nine months ended September 30, 2006. As a percentage of revenues, cost of revenues were 54% and 53% for the nine months ended September 30, 2007 and 2006, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $20.7 million, or approximately 19%, to $131.6 million for the nine months ended September 30, 2007 from $110.9 million for the nine months ended September 30, 2006. The increase was primarily attributable to increased selling costs related to our revenue growth and other personnel compensation costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses decreased to 16% for the nine months ended September 30, 2007 from 17% for the nine months ended September 30, 2006.

Research and Development Expenses.  Research and development expenses increased by $3.6 million, or approximately 29%, to $16.1 million for the nine months ended September 30, 2007 from $12.5 million for the nine months ended September 30, 2006. This increase was the result of a higher rate of research and development spending in the 2007 period on PathFinder technologies, including our PathMaker® 3-Dimensional Rotary Steerable technology.

Depreciation and Amortization.  Depreciation and amortization increased by $11.2 million, or approximately 24%, to $57.1 million for the nine months ended September 30, 2007 from $45.9 million for the nine months ended September 30, 2006. This increase was the result of a larger depreciable asset base resulting from our capital expenditure investments.

Interest and Other Expense.  Interest and other expense for the nine months ended September 30, 2007 was $6.2 million, a decrease of $0.4 million, or approximately 6%, from $6.6 million for the nine months ended September 30, 2006. This decrease was primarily due to capitalization of interest expense of $0.4 million in the 2007 period related to the construction of our facility in the Rocky Mountain region.

Provision for Income Taxes.  Our effective income tax rate for the nine months ended September 30, 2007 and 2006 was approximately 37% and 38%, respectively. We anticipate that our effective income tax rate for the remainder of 2007 will range from 37% to 38% assuming no discrete tax items.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, an amendment to FIN 48, which provides guidance on how an entity is to determine whether a tax position has effectively settled for purposes of recognizing previously unrecognized tax benefits. Specifically, this guidance states that an entity would recognize a benefit when a tax position is effectively settled using the following criteria: (1) the taxing authority has completed its examination including all appeals and administrative reviews; (2) the entity does not plan to appeal or litigate any aspect of the tax position; and (3) it is remote that the taxing authority would examine or reexamine any aspect of the tax position, assuming the taxing authority has full knowledge of all relevant information relative to making their assessment on the position. We applied this guidance in our adoption of FIN 48 and we will continue to apply this guidance as applicable in future periods.

In September 2006, the FASB issued FSP AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006 and its guidance is applicable to entities in all industries. We adopted the guidance in FSP AUG AIR-1 as of January 1, 2007 and applied it retrospectively for all prior periods presented. As of January 1, 2007, the cumulative effect of this accounting change decreased accrued liabilities by $3.5 million, decreased deferred tax assets by $1.0 million and increased retained earnings by $2.5 million. For the three months and nine months ended September 30, 2006, the effect of this accounting change resulted in adjustments that decreased cost of revenues by $15,000 and $0.3 million, increased net income by $16,000 and $0.3 million, and increased diluted earnings per share by $0.00 and $0.01, respectively, as compared to amounts previously reported.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements in financial statements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS 157 on January 1, 2008 and do not anticipate it will have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (as amended) (“SFAS 159”), which permits entities to choose to measure most financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that this standard could have on our Consolidated Financial Statements.

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

Cash flow

Working capital was $282.2 million as of September 30, 2007 and $220.6 million as of December 31, 2006. Net cash provided by operating activities was $84.4 million for the nine months ended September 30, 2007 and $92.1 million for the nine months ended September 30, 2006. The increase in working capital was largely due to increases in accounts receivable and inventory resulting from increased activity levels across all business lines and to the reclassification of current tax liabilities to other long-term obligations due to the adoption of FIN 48 as of January 1, 2007.

Net cash used in investing activities was $125.3 million for the nine months ended September 30, 2007 and $90.8 million for the nine months ended September 30, 2006. The increase in net cash used in investing activities was the result of increased capital expenditures, which was partially offset by an increase in proceeds from sales of equipment, a majority of which are funds we receive from customers when our rental equipment is damaged or lost down-hole.

Net cash provided by financing activities was $19.3 million for the nine months ended September 30, 2007 and $14.7 million for the nine months ended September 30, 2006. The increase in cash provided by financing activities was primarily the result of net borrowings under our credit facility during the 2007 period and net repayments of borrowings during the 2006 period offset partially by a decrease in proceeds from the exercise of stock options and the related tax benefits.

For the nine months ended September 30, 2007, we made capital expenditures, primarily for rental equipment, of $145.5 million, which included expenditures for the replacement of rental equipment damaged or lost down-hole. In addition, we incurred $16.1 million in research and development expenses for the nine months ended September 30, 2007.

Capital resources

Credit Agreement

As more fully described in Note 5 to our Consolidated Financial Statements, we maintain a revolving credit facility to provide for our cash, liquidity and other borrowing needs. Such credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of September 30, 2007, we had an outstanding loan balance of $158.1 million and approximately $10.4 million in letters of credit issued under our credit facility, resulting in available borrowing capacity on such date of approximately $206.5 million. We have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Including the effect of the interest rate swap agreements, we are incurring interest at a weighted average rate of approximately 5.4% on our total outstanding borrowings as of September 30, 2007.

Future capital requirements

We anticipate that acquisitions of complementary companies, assets and product lines will continue to play an important role in our business strategy. Such transactions can be effected quickly and may occur at any time. Likewise, we will continue to need to make capital expenditures for tools and rental equipment and to make research and development expenditures to maintain and improve the quality of our products and services. We currently estimate that we will make capital expenditures of approximately $190.0 million during 2007 and will make research and development expenditures of approximately $22.0 million to $24.0 million during 2007.

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

Interest Rate Risk.  We are subject to market risk exposure related to changes in interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Under these agreements, we receive interest at a floating rate equal to three-month LIBOR plus the applicable spread under our credit facility and pay interest at a fixed rate of 4.24% plus the applicable spread under our credit facility. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the interest rate we pay under our credit facility would not have had a material impact on our interest expense for the nine months ended September 30, 2007.

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

Date: November 7, 2007

By:	/s/ Ernesto Bautista, III
Ernesto Bautista, III
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 7, 2007

EXHIBIT INDEX

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