Form 10-K
period 2007-12-31
W-H ENERGY SERVICES INC
filed 2008-02-28
CIK 1051034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, approximately 30,605,196 shares of common stock, par value $0.0001 per share, of the registrant were outstanding, and the aggregate market value of the outstanding shares of common stock of the registrant held by non-affiliates (based on the closing price of such shares on the New York Stock Exchange on such date) was approximately $1.9 billion. The determination of stock ownership by non-affiliates was made solely for the purpose of providing the foregoing market capitalization information, and the registrant is not bound by such determination for any other purpose.

As of February 15, 2008, approximately 30,852,141 shares of common stock, par value $0.0001 per share, of the registrant were outstanding and the aggregate market value of the outstanding shares of common stock of the registrant held by non-affiliates (based on the closing price of such shares on the New York Stock Exchange on such date) was approximately $1.8 billion. The determination of stock ownership by non-affiliates was made solely for the purpose of providing the foregoing market capitalization information, and the registrant is not bound by such determination for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders, which the Registrant intends to file within 120 days of December 31, 2007, are incorporated by reference into Part III of this Form 10-K.

W-H ENERGY SERVICES, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

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

We focus on products and services that provide our customers with alternatives to the services typically marketed by the major integrated oilfield service companies. We believe our business approach enables us to compete successfully against these larger oilfield service companies by:

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

Businesses

Drilling Related Products and Services

Our drilling related products and services segment provides a broad range of products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. Our drilling related products and services are used primarily onshore and offshore in the United States and select areas internationally. We are currently conducting international operations onshore in Canada, Brazil,

Europe, North Africa and the Middle East and offshore in the North Sea, the Gulf of Suez, the Mediterranean Sea and off the coast of Brazil. Our drilling related products and services segment includes the following business lines:

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

Before the introduction of logging-while-drilling technology, well formation data was typically obtained by lowering evaluation, or logging, tools into the well with armored electro-mechanical cable, or wireline, from a truck on land or a skid unit offshore by an open-hole wireline operator. Traditional open-hole wireline information can only be obtained after the well has been drilled or during the drilling process if drilling is halted and the drill string is removed from the well. An advantage that logging-while-drilling has over traditional open-hole wireline logging is that costs are reduced because the logging-while-drilling tools accompany the drill string and downhole data is provided during drilling operations. Drilling rig downtime is thereby minimized and the resulting rig cost savings to our customers can be substantial. In addition, the real-time information transmitted during the drilling process can assist in making drilling decisions such as altering the path of the well bore to a point in the formation which, when compared with previously obtained seismic data, provides for enhanced recovery of oil and natural gas.

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

Additionally we provide directional drilling services, which involve skilled personnel directing the well-bore along a predetermined path to optimally recover oil and natural gas from a reservoir. These services are used to more accurately drill vertical wells and to drill deviated or directional wells (which deviate from vertical by a planned angle and direction), horizontal wells (which are sections of wells drilled perpendicular or nearly perpendicular to vertical) and extended reach wells (which are deviated over extended distances).

Our logging-while-drilling, measurement-while-drilling and directional drilling services are provided by our wholly-owned subsidiary, PathFinder Energy Services, Inc. (“PathFinder”). We market these services through an internal sales force. Our customers typically utilize these services on a per well or per project basis. We generally charge our customers for these services on a per day basis.

We are also a supplier of down-hole drilling motors and a manufacturer of certain of their components and replacement parts. We provide down-hole drilling motors internally to PathFinder’s directional drilling business and to other oilfield service companies. Our drilling motors business is conducted by PathFinder Drilling Motors, a division of PathFinder, and our wholly-owned subsidiary, Dyna-Drill Technologies, Inc. (“Dyna-Drill”).

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

Our drilling related rental tool business is conducted by our wholly-owned subsidiaries, Thomas Energy Services, Inc. (which conducts business as Thomas Tools), and Boyd’s Bit Service, Inc., which conducts business as Boyd’s Rental Tools (“Boyd’s”). These rental tools and related services are marketed through our internal sales force. The majority of our equipment and tools are rented to our customers on a per day basis.

Completion and Workover Related Products and Services

Our completion and workover related products and services segment provides a broad range of products and services used by oil and natural gas companies and other oilfield service companies for the completion and workover of oil and natural gas wells. Our completion and workover related products and services are used primarily onshore and offshore in North America. These products and services include:

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

Cased-hole wireline logging, perforating, tubing conveyed perforating and associated rental equipment and services.  Cased-holes are wells that have been drilled and in which casing has been installed to stabilize the hole. Cased-holes typically are either ready to produce or are already producing oil and natural gas. Our services include:

•	Logging Services. Logging involves the gathering of down-hole information to identify various characteristics about the formation or the well bore. Logging services are performed by lowering armored electro-mechanical cable, or wireline, into a well from a truck on land or a skid unit offshore. These units contain instrumentation and computer equipment used to chart and record down-hole information.

•	Perforating Services. Perforating involves creating a pathway for oil and natural gas to flow into a completed and cased well from a reservoir. Once a well has been drilled, cased and is ready for production, a perforating gun is introduced into the well using wireline and a shaped explosive charge is detonated in the zone from which production is desired. The resulting perforations in the casing allow oil and natural gas to flow into the casing where they are carried to the surface. Perforating is also used in wells that are already producing to improve the production rate of oil and natural gas. For example, perforating might be used to restore or improve production in a producing well that has become congested by sand or might be used to create production from a new zone once a deeper zone or formation has been depleted.

•	Tubing Conveyed Perforating. Tubing conveyed perforating involves the use of drill pipe, tubing or coiled tubing, to convey the perforating assembly to the required depth.

•	Rental Equipment and Services. Wireline rental equipment includes grease injector units, pipe recovery lubricators, air compressors, high pressure risers, wireline blow-out preventers and flanges.

We conduct our cased-hole wireline logging and perforating business through our wholly-owned subsidiaries, Enertech Wireline Services, L.P. and Perf-O-Log, Inc. Our wireline rental equipment is offered through Boyd’s. A wireline job typically involves the use by a skilled operator of a logging and perforating unit and specialized rental equipment at a customer’s well site. We market these services through an internal sales force and our customers typically utilize these services on a per well basis. We charge our customers on a per day or per job basis.

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

Coiled tubing continues to be one of the fastest growing segments of the well service industry. For many applications, the economics of coiled tubing operations are often far superior to the use of conventional workover rigs. The growth in deep well and horizontal drilling has increased the market for coiled tubing. Logging, milling and down-hole tool manipulation in highly deviated and horizontal wells previously performed with other equipment can now be accomplished under pressure and more efficiently utilizing coiled tubing services.

Our coiled tubing business is conducted by our wholly-owned subsidiary, Coil Tubing Services, L.L.C. We market these services through an internal sales force and our customers typically utilize these services on a per well basis. We charge our customers on a per day or per job basis.

Completion Fluids.  Completion fluids are generally solids-free solutions with high specific gravities that are designed not to damage the producing formation. Oil and natural gas operators use completion fluids in combination with specialty chemical products to control bottom-hole pressures during the completion and workover phase of a well. We manufacture, package, transport, warehouse and wholesale completion fluids and completion fluid chemicals and additives. We produce polymers and specialty chemicals for niche applications related to completion and workover activities. Our fluid products are sold to customers for use around the world.

Our three classes of completion and workover related fluid products are:

•	oilfield products, which include enhanced recovery chemicals, lubricants, well treating chemicals and liquefied polymers;

•	industrial products, which include cleaners, lubricants and environmentally sensitive solvents; and

•	environmental remediation products.

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

For a summary of our reportable segments and operations by geographical region as of and for the years ended December 31, 2007, 2006 and 2005, see Note 13 to our Consolidated Financial Statements, which information is incorporated herein by reference.

Strategy

Our strategy is to grow revenues, cash flow and earnings by providing our customers with an alternative to the major integrated oilfield service companies while preserving our entrepreneurial culture. Our strategy consists of the following key components:

Provide Leading Technology Solutions to Our Customers.  We believe technology is an important aspect of our business. Improving technology helps us provide our customers with more efficient and cost effective tools to find and produce oil and natural gas. In fiscal year 2007, we spent approximately $21.4 million on research and development initiatives, and we plan to spend $26.0 million to $27.0 million on research and development in 2008. We are committed to investing substantial time and resources in building our technology-based products and services. We believe our new products and services are among the best in the industry and will provide us with the opportunity to grow our business and service the needs of our customers.

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

Capitalize on the Growth of Select Emerging Markets.  We believe that the longer-term domestic outlook will continue to reflect upward pressure on oil and natural gas prices as supply struggles to keep up with demand. As a result, we expect the domestic search for energy, and especially natural gas, to continue, recognizing that there will be occasional interruptions. Our response to this expectation is to expand our geographic coverage in North America. For example, we have invested approximately $77.0 million to date in capital expenditures to construct and equip a facility in southwestern Wyoming to increase our presence in the Rocky Mountain region. We are also further expanding products and services used in the development of unconventional natural gas reservoirs such as coalbed methane, shale and tight gas.

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

Expand the Breadth and Scope of Our International Operations.  Although our operations are focused primarily in the United States, we believe that the larger oil and natural gas projects will increasingly be located in other countries. We will continue to seek to capitalize on this trend by increasing our market share in existing international locations and by selectively establishing new locations where we believe the risks and other market factors are acceptable. Our international operations consist primarily of our measurement-while-drilling and logging-while-drilling services, directional drilling services and down-hole drilling motors.

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

Research and Development

We engage in research and development activities in an effort to improve our existing product and service offerings and to satisfy customer demand for tools, products and services that will increase the efficiency of their operations. Our expenditures for research and development were $21.4 million, $17.2 million and $16.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. While several of our subsidiaries conduct research and development at their facilities, our largest research and development effort is conducted by PathFinder through its research and development facility in Houston, Texas, where our logging-while-drilling, measurement-while-drilling and directional drilling technology is developed.

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

Government Regulation

Our business is significantly affected by foreign, federal, state and local laws and regulations relating to the oil and natural gas industry, worker safety and environmental protection. Changes in these laws, including more stringent administrative regulations and increased levels of enforcement of these laws and regulations, could affect our business. These regulatory systems are complex and in a constant state of change. We cannot predict the level of enforcement of existing laws and regulations or how these laws and regulations may be interpreted by enforcement agencies or court rulings or the effect changes in these laws and regulations may have on us or our businesses, our results of operations, our cash flows or our financial condition. We also are not able to predict whether additional laws and regulations will be adopted.

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

Our operations are subject to numerous foreign, federal, state and local laws and regulations governing the manufacture, management and/or disposal of materials and wastes in the environment and otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws. Compliance with these regulations is often difficult and costly. The violation of such laws may result in the revocation of permits, issuance of corrective action orders and assessment of administrative, civil and even criminal penalties. For example, state and federal agencies have issued regulations implementing environmental laws that regulate environmental and safety matters, such as restrictions on the types, quantities and concentration of various substances that can be released into the environment in connection with specialty chemical manufacturing or other field service operations, remedial measures to prevent pollution arising from current and former operations and requirements for worker safety training and equipment usage. While our management believes that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that future compliance with environmental laws and regulations will not have a material effect on us.

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

Other potentially applicable laws and regulations include the federal Clean Air Act of 1970, or the CAA, the federal Clean Water Act of 1972, or the CWA, and the Oil Pollution Act of 1990, or the OPA. The CAA is the principal federal statute governing air emissions. Compliance and permitting for point source air emissions is regulated by each individual state. Each state must submit a State Implementation Plan (SIP) to the EPA for approval, outlining the requirements for air emissions within that state. These requirements establish guidelines, limits and permitting requirements for individual operators/businesses. The CWA is the principal federal statute protecting navigable waters and adjoining shorelines from pollution. The CWA imposes specific requirements for pollution prevention and response measures. In conjunction with similar state laws the CWA imposes effluent limitations regulating the amount of pollutants that may be discharged from specific point sources into state waters and waters of the United States through a system of permitting, compliance and spill prevention program requirements. Under the OPA, the government has adopted requirements related to the prevention of oil spills and the liability for damages resulting from such spills into waters of the United States. The OPA imposes strict, joint and several liability on the owners or operators of facilities or vessels, and/or the lessee or permittee of the area in which an offshore facility is located for oil removal costs and a variety of public and private damages, including natural resource damages. Our management believes that we possess and are in material compliance with applicable permits and plans required under the CWA and OPA. We are currently updating our existing and or developing new spill prevention, control and countermeasure (SPCC) plans which are required under the CWA and OPA for certain facilities that store oils. The SPCC regulations have been amended in recent years and their applicability is under consideration as each subsidiary evaluates its obligations under these regulations in light of the changing dynamics of the operations.

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

Customers

Our customers include national, international and independent oil and natural gas companies, drilling contractors and other oilfield service companies operating in North America and select areas internationally. We provide services and equipment to a broad range of customers, and, therefore, we believe that we are not dependent on any single customer or group of customers. For the years ended December 31, 2007, 2006 and 2005, no single customer or group of affiliated customers accounted for 10% or more of our revenues. We typically enter into master service agreements with our customers. These agreements govern the terms of our relationship with our customers, but they generally do not create binding commitments on the part of our customers to use our services or on us to provide services.

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

Competition

We principally compete on the basis of product capability, reputation, quality, price, reliability, experience, availability and range of services offered. Competitors in our logging-while-drilling business include divisions of Baker Hughes, Halliburton, Schlumberger and Weatherford International. In our other businesses, our competitors include the major integrated oilfield service companies and both small and large independent oilfield service companies.

Employees

As of December 31, 2007, 2006 and 2005 we had 3,458, 2,959 and 2,333 employees, respectively. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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

Set forth below is a discussion of some of the risks that we face and that could affect our business and financial position for 2008 and beyond. However, they are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

Numerous patents have been issued to oilfield service companies covering a wide variety of products and services. Although we endeavor to avoid infringing the proprietary rights of others in bringing new technologies and brands to market, there can be no assurance that third parties will not make claims of infringement. Intellectual property litigation is inherently expensive, whether enforcing our own proprietary rights or defending against the infringement claims of others. If a commercially significant intellectual property dispute arises, we could incur substantial litigation costs or be subject to claims for damages or injunctive relief, the impact of which upon our business could be material.

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

We use raw materials in the production of our products. If we encounter difficulty in procuring or arranging for the transportation of these raw materials, and we are unable to pass corresponding cost increases on to our customers, our financial position and results of operations could be adversely affected.

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

Compliance with environmental and other government regulations could adversely affect our business.

Our business is significantly affected by foreign, federal, state and local laws and regulations including those relating to:

•	the oil and natural gas industry;

•	worker safety and environmental protection; and

•	foreign corrupt practices.

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

We are from time to time a party or otherwise subject to legal proceedings, claims, investigations and other proceedings in the ordinary course of our business. These matters typically involve tort, workers compensation, employment, commercial and infringement and other intellectual property claims. Where appropriate, we make provision for a liability with respect to these claims in our financial statements in accordance with generally accepted accounting principles. These provisions are reviewed periodically and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and events pertaining to a particular case. Litigation is inherently unpredictable. Based upon information currently available, we do not believe that our ultimate liability with respect to these proceedings and claims would materially affect our consolidated results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for, Holders of and Dividends on Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “WHQ”. The following table sets forth the high and low intra-day prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low

2006
First Quarter	$49.00	$33.33
Second Quarter	57.98	42.17
Third Quarter	56.38	38.96
Fourth Quarter	50.49	37.78
2007
First Quarter	48.54	39.91
Second Quarter	67.05	46.75
Third Quarter	77.42	55.33
Fourth Quarter	74.25	48.69

As of February 15, 2008, there were 30,852,141 shares of our common stock outstanding, which were held by approximately 112 record holders.

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

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of December 31, 2007, including the W-H Energy Services, Inc. 2006 Stock Awards Plan and the W-H Energy Services, Inc. 1997 Stock Option Plan, both of which have been approved by our shareholders.

	Number of
	Unvested Shares			Number of Securities
	of Restricted Stock and			Remaining Available for
	Number of Securities		Weighted-Average	Future Issuance Under
	to be Issued Upon		Exercise Price of	Compensation Plans
	Exercise of		Outstanding	(Excluding Securities
Plan Category	Outstanding Options		Options	Reflected in First Column)

Equity compensation plans approved by security holders	1,368,222	(1)	$20.22	787,200
Equity compensation plans not approved by security holders	345,000	(2)	$4.55	—

Total	1,713,222	(1)	$16.76	787,200

(1)	Includes 148,084 shares of unvested restricted stock issued to various employees and directors. These restricted shares do not have an exercise price; they have, thus, been excluded in calculating the weighted average exercise price.

(2)	On March 29, 1999, prior to our initial public offering, we granted to Kenneth T. White, Jr., our Chairman, President and Chief Executive Officer, options to purchase 900,900 shares of our common stock at a purchase price of $4.55 per share. The issuance of these options was approved by our Board of Directors but was not submitted to our shareholders for their approval. These options, which are fully vested, are exercisable by Mr. White at any time until March 29, 2009 and are not transferable. Upon Mr. White’s death or disability, or the termination of his employment for any reason, these options will terminate and expire; although, Mr. White (or his estate or the person who acquires these options by will or the laws of descent or distribution or otherwise by the reason of Mr. White’s death) may exercise these options for a period of three months following any such event. As of December 31, 2007, 345,000 of these options have not been exercised.

PERFORMANCE GRAPH

The graph below compares the total shareholder return on the Company’s Common Stock from December 31, 2002, to December 31, 2007, with the total return on the S&P 500 Index, the S&P 500 Oil & Gas (Equipment and Services) Index and the Dow Jones U.S. Oil Equipment & Services Index for the same period. The information in the graph is based on the assumption of (1) a $100 investment on December 31, 2002 at closing prices on December 31, 2002 and (2) reinvestment of all dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among W-H Energy Services, Inc., the S&P 500 Index,
the S&P Oil & Gas Equipment & Services Index
and the Dow Jones U.S. Oil Equipment & Services Index

	2002	2003	2004	2005	2006	2007
W-H Energy Services, Inc.	$100.00	$111.03	$153.26	$226.73	$333.72	$385.26
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.86
S&P 500 Oil & Gas Equipment & Services	100.00	124.74	164.49	244.38	282.35	417.58
Dow Jones U.S. Oil Equipment & Services	100.00	114.70	155.29	235.66	267.40	387.58

The information set forth in this section entitled “Performance Graph” shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.	Selected Financial Data.

Our selected consolidated financial data set forth below is derived from our Consolidated Financial Statements and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. In particular, Note 3 to our Consolidated Financial Statements describes acquisitions consummated since January 1, 2005, which could affect the year to year comparability of the information presented below. The Consolidated Financial Statements as of and for the years ended December 31, 2006, 2005, 2004 and 2003 are labeled “as adjusted” to reflect that they have been adjusted relative to amounts previously reported due to a change in accounting principle (see Note 2 to our Consolidated Financial Statements — Summary of Significant Accounting Policies — Cost of Revenues for more information.

The Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005 have been audited by Grant Thornton LLP. The Consolidated Financial Statements for the years ended December 31, 2004 and 2003 were audited by PricewaterhouseCoopers LLP.

	As of and For the Years Ended December 31,
	2007	2006	2005	2004	2003
		(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
	(In thousands, except per share data)

Statements of Operations Information:
Revenues:
Drilling	$738,413	$563,945	$409,155	$302,788	$242,085
Completion and workover	388,594	330,809	225,206	159,640	125,098

Total revenues	1,127,007	894,754	634,361	462,428	367,183
Cost of revenues	610,500	471,896	356,816	269,717	208,848
Selling, general and administrative expense	175,900	147,202	108,946	87,772	71,078
Warehouse fire related costs	—	—	3,690	—	—
Research and development expense	21,362	17,189	16,275	15,474	11,241
Depreciation and amortization	79,286	62,713	56,639	45,665	36,032

Income from operations	239,959	195,754	91,995	43,800	39,984
Interest expense and other expense, net(1)	8,355	8,936	10,777	11,023	8,168
Provision for income taxes	85,193	71,212	31,608	12,608	12,184

Income from continuing operations	146,411	115,606	49,610	20,169	19,632
Loss from discontinued operations, net of tax(2)	—	—	—	(2,126)	(140)

Net income	$146,411	$115,606	$49,610	$18,043	$19,492

Earnings (loss) per share:
Basic:
From continuing operations	$4.82	$3.90	$1.76	$0.73	$0.72
From discontinued operations	—	—	—	(0.08)	—

Total	$4.82	$3.90	$1.76	$0.65	$0.72

Diluted:
From continuing operations	$4.70	$3.78	$1.71	$0.72	$0.70
From discontinued operations	—	—	—	(0.08)	—

Total	$4.70	$3.78	$1.71	$0.64	$0.70

Number of shares used in computing
earnings (loss) per share:
Basic	30,351	29,656	28,135	27,528	27,190

Diluted	31,154	30,572	29,086	28,201	27,942

Balance Sheet Information:
Total assets	$1,007,030	$824,281	$621,975	$548,125	$500,899
Total debt	$150,000	$150,000	$165,000	$180,805	$177,725

(1)	The 2004 amount includes the write-off of approximately $3.1 million ($1.9 million, after tax) of non-cash financing costs associated with our previous credit facility.

(2)	In March 2004, we committed to the divestiture of our maintenance and safety related products and services segment. Accordingly, this segment has been included in our Selected Financial Data and our Consolidated Statements of Operations and Comprehensive Income for fiscal years ended on or before December 31, 2004 as discontinued operations. In April 2004, we completed the sale of Well Safe, Inc., one of the two companies that formerly comprised our maintenance and safety related products and services segment, for cash consideration of $28.0 million. Additionally, in December 2004, we sold Charles Holston, Inc., the remaining entity that formerly comprised this segment, for consideration of $2.0 million. These sales resulted in a loss of $5.1 million for the year ended December 31, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Set forth below is a description of the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2007, and our capital resources and liquidity as of December 31, 2007 and 2006. Our discussion begins with an overview of the significant factors that have recently affected our company, including a discussion of industry market trends and management’s perspectives regarding the opportunities and challenges we face during 2008 and beyond. Next, we analyze the results of our operations for the last three years. A summary follows of the critical accounting judgments and estimates that we have made which we believe are most important to an understanding of our Management’s Discussion and Analysis and our consolidated financial statements, as well as a discussion of recently issued accounting pronouncements. Finally, we review our cash flows and liquidity, capital resources and contractual commitments.

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

In July 2001, exploration and development activity levels in the United States peaked and subsequently began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count reached a low of 738, which consisted of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003, and this trend has continued through 2007. This increase, however, resulted from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,383, 1,649 and 1,768 for 2005, 2006 and 2007, respectively. Of these figures, land rigs comprised 1,290, 1,559 and 1,695 respectively, and offshore rigs comprised 93, 90 and 73, respectively, for the same periods. For the week ended February 15, 2008, an average of 55 rotary rigs were operating offshore in the United States.

The search for natural gas has been the primary focus of domestic drilling for the last several years as approximately 80% of the domestic drilling rig count has been natural gas drilling. We believe that the outlook for domestic natural gas exploration and development activity remains positive. First, due to significantly higher natural gas production decline rates, more wells must be drilled to maintain or increase natural gas production. As reported by RigData, the number of wells drilled annually has increased approximately 47% from 27,252 in 2003 to an estimated 39,980 in 2007. Second, our supply of natural gas continues to be provided primarily by domestic drilling. We believe these factors should keep upward pressure on long-term natural gas prices and domestic drilling. As a result, we are focusing our capital expenditure investments in locations which are attracting long-term investment in oil and natural gas exploration and development.

Drilling Related Products and Services

Revenue from our drilling related products and services segment constituted approximately 66% of our total 2007 consolidated revenue. Approximately 83% of our drilling segment revenue for 2007 was generated in the United States, including the Gulf of Mexico. The remaining 17% was generated in various international locations.

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

Outside of the United States, the North Sea remains our largest market segment. In 2008, we expect to see increasing drilling activity in the Middle East and a modest increase in activity levels in the North Sea and our other foreign markets.

A key challenge that our drilling related products and services segment faces is the demand by our customers for more efficient and technologically advanced services and tools. We have invested substantial time and capital into developing and commercializing technologies that are of value to our customers and that enable us to compete effectively with the major integrated oilfield service companies. During 2004, we began to market our PathMaker® 3-Dimensional Rotary Steerable line of tools with the introduction of our PathMaker® tool in the 12 1/4-inch hole size. The PathMaker® tool in the 8 1/2-inch hole size became available on a commercial basis during the first quarter of 2007. Other sizes of the PathMaker® tool are currently in development. We expect commercialization of the 3-Dimensional Rotary Steerable technology to further improve the utilization of our logging-while-drilling, measurement-while-drilling and directional drilling services, as our customers are increasingly requiring this type of technology as a prerequisite for submitting bids on a drilling project or contract.

In 2004, our subsidiary, PathFinder Energy Services, Inc. (“PathFinder”), introduced the first of the Survivortm tools designed for use in high pressure and high temperature conditions (up to 25,000 psi and 350°F) with the commercialization of its dual frequency Array Wave Resistivity tool. That tool is now available in 6 3/4, 8 and 9 1/2-inch outside diameter sizes and now also includes a slim version which is our SAWRtm (4 3/4 inch outside diameter Slim Array Wave Resistivity tool). The Survivortm tool series currently also includes Survivortm HDS-1tm (a high precision directional survey tool), Survivortm DPMtm (Dynamic Pressure Module) and Survivortm SDNSCtm (4 3/4-inch outside diameter Slim Density Neutron Standoff Caliper tool).

Completion and Workover Related Products and Services

Our completion and workover related products and services segment provided approximately 34% of our total consolidated revenue for 2007. Revenues provided by this segment are almost entirely derived from the United States and the Gulf of Mexico. Demand for this segment’s products and services has historically been less immediately affected by changing oil and natural gas prices and, thus, has tended to be less directly impacted by these changes than is our drilling related products and services segment. However, the onshore content of our business line has increased over the past few years and has resulted in a proportionately greater amount of completion services which are associated with exploration and development activity, rather than workover services which are associated with production activity.

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

Geographic Expansion

We recently established a larger presence in the Rocky Mountain region of the United States with construction of a new facility and the hiring of key local personnel. We have invested approximately $77.0 million to date in capital expenditures to construct and equip this facility which provides rental tools and coiled tubing and cased-hole wireline services. We began generating revenues from this facility during 2007 and expect to increase our capacity and utilization in this market during 2008.

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues.  Revenues increased by $232.2 million, or approximately 26%, to $1,127.0 million for the year ended December 31, 2007 from $894.8 million for the year ended December 31, 2006. This increase was primarily attributable to higher levels of activity and demand for certain of our products and services and additional revenue capacity from our capital expenditure investments.

Revenues from our drilling related products and services increased by $174.5 million, or approximately 31%, to $738.4 million for the year ended December 31, 2007 from $563.9 million for the year ended December 31, 2006. We attribute the increase in revenues in this segment to:

•	an increase in demand for our directional drilling services and technologically advanced services and tools and drilling fluids products due, in part, to a 7% higher average number of rotary rigs and a 11% higher average number of rigs drilling non-vertical wells operating in the United States;

•	an increase in our Gulf of Mexico market share, resulting from higher utilization of our existing logging-while-drilling tools and commercialization of certain of our new technologies discussed earlier;

•	our larger asset base resulting from our capital expenditure investments;

•	increased international activity in the North Sea, North Africa, and the Middle East; and

•	onshore geographic expansion.

Revenues from our completion and workover related products and services increased by $57.8 million, or approximately 18%, to $388.6 million for the year ended December 31, 2007 from $330.8 million for the year ended December 31, 2006. We attribute the increase in revenues in this segment to:

•	higher demand for our cased-hole wireline and coiled tubing services;

•	an increase in our coiled tubing and cased-hole wireline fleets and other capital expenditure investments; and

•	onshore geographic expansion.

Cost of Revenues.  Cost of revenues increased by $138.6 million, or approximately 29%, to $610.5 million for the year ended December 31, 2007 from $471.9 million for the year ended December 31, 2006. As a percentage of revenues, cost of revenues were 54% and 53% for the years ended December 31, 2007 and 2006, respectively. The increase in the cost of revenues as a percentage of revenues for 2007 period as compared to 2006 period was due primarily to (1) revenue mix across our business lines including increases in our fluids businesses which have a higher cost of revenue component, (2) lower utilization and pricing pressure in our coiled tubing business line, and (3) higher personnel and other operating costs due, in part, to the start-up costs associated with expansion in the Rocky Mountain region.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $28.7 million, or approximately 20%, to $175.9 million for the year ended December 31, 2007 from $147.2 million for the year ended December 31, 2006. The increase was primarily attributable to increased selling costs attributable to our revenue growth and other personnel costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses were 16% for the years ended December 31, 2007 and 2006.

Research and Development Expenses.  Research and development expenses increased by $4.2 million, or approximately 24%, to $21.4 million for the year ended December 31, 2007 from $17.2 million for the year ended December 31, 2006. The costs incurred in 2007 were for development of PathFinder technologies, including our PathMaker® 3-Dimensional Rotary Steerable technology.

Depreciation and Amortization.  Depreciation and amortization increased by $16.6 million, or approximately 27%, to $79.3 million for the year ended December 31, 2007 from $62.7 million for the year ended December 31, 2006. This increase was principally the result of a larger depreciable asset base resulting from our capital expenditure investments.

Interest and Other Expense.  Interest and other expense for the year ended December 31, 2007 was $8.4 million, a decrease of $0.5 million, or approximately 6%, from $8.9 million for the year ended December 31, 2006. This decrease was principally due to lower outstanding borrowings under our credit facility and an increase in capitalization of interest expense of $0.2 million related to the construction of our facility in the Rocky Mountain region. For the years ended December 31, 2007 and 2006 we recognized approximately $1.7 million and $1.2 million, respectively, in net gains as decreases to interest expense resulting from the impact of our interest rate swap agreements (discussed more fully under “Capital Resources”).

Provision for Income Taxes.  Our effective income tax rates for the years ended December 31, 2007 and 2006 were 37% and 38%, respectively. We anticipate that our effective income tax rate for 2008 will range from 37% to 38% assuming no discrete tax items. Factors that impact our effective tax rate include fluctuations in income across taxing jurisdictions with different tax rates.

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

Cost of Revenues.  Cost of revenues increased by $115.1 million, or approximately 32%, to $471.9 million for the year ended December 31, 2006 from $356.8 million for the year ended December 31, 2005. As a percentage of revenues, cost of revenues decreased to 53% for the year ended December 31, 2006 from 56% for the year ended December 31, 2005. The decrease in cost of revenues as a percentage of revenues was primarily due to a change in our revenue mix, improved utilization in both business segments and improved pricing. In particular, our revenue mix was affected by revenue increases in our higher margin logging-while-drilling, measurement-while-drilling, directional drilling, rental tools, wireline and coiled tubing operations. These margin improvements were partially offset by higher employee compensation expenses, start-up costs in the Middle East and Rocky Mountain region and other operational costs.

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

Interest and Other Expense.  Interest and other expense for the year ended December 31, 2006 was $8.9 million, a decrease of $1.9 million, or approximately 18%, from $10.8 million for the year ended December 31,

2005. This decrease was principally due to lower outstanding borrowings under our credit facility, partially offset by higher interest costs associated with rising interest rates. We recognized approximately $1.2 million in net gains in 2006 as decreases to interest expense during 2006 and we recognized $0.5 million in net losses in 2005 as increases to interest expense resulting from the impact of our interest rate swap agreements (discussed more fully under “Capital Resources”).

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

Income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, or FAS 109, “Accounting for Income Taxes,” as clarified by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS No. 109.

FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is intended to increase consistency and comparability in fair value measurements in financial statements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 on January 1, 2008 and do not anticipate it will have a material impact on our Consolidated Financial Statements. FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” provides a one-year deferral of the effective date of FASB Statement

157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (as amended)” (“SFAS No. 159”), which permits entities to choose to measure most financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 159 on January 1, 2008 and do not anticipate it will have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) to change how an entity accounts for the acquisition of a business. SFAS No. 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS No. 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and non-controlling interests in the acquiree. SFAS 141R will eliminate the current cost — based purchase method under SFAS No. 141. The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. The direct costs incurred to effect a business combination and the costs the acquirer expects to incur under a plan to restructure an acquired business will be charged to expense when incurred. SFAS No. 141R will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under SFAS No. 141R. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those years. We intend to adopt SFAS No. 141R effective January 1, 2009 and apply its provisions prospectively. We currently do not believe that the adoption of Statement No. 141R will have a significant effect on our financial statements; however, the effect is dependent upon whether we make any future acquisitions and the specific terms of those acquisitions.

SFAS No. 141R amends the goodwill impairment test requirements in SFAS No. 142. For a goodwill impairment test as of a date after the effective date of SFAS No. 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS No. 141R. This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS No. 141R. We have not determined what effect, if any, SFAS No. 141R will have on the results of our goodwill impairment testing subsequent to December 31, 2008.

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

Cash flow

Working capital was $290.0 million as of December 31, 2007 and $220.6 million as of December 31, 2006. Net cash provided by operating activities was $143.9 million for the year ended December 31, 2007 and $144.1 million for the year ended December 31, 2006. The increase in working capital was largely due to increases in accounts receivable and inventories due to increased activity levels across all business lines.

Net cash used in investing activities was $169.6 million for the year ended December 31, 2007 and $133.7 million for the year ended December 31, 2006. The increase in net cash used in investing activities was principally the result of increased capital expenditures which was partially offset by an increase in proceeds from sales of equipment, which are primarily lost-in-hole proceeds which represent funds we receive from a customer when our rental equipment is involuntarily damaged or lost down-hole. Additionally, we invested $12.6 million in 2007 and $8.7 million in 2006, net of cash acquired, to acquire businesses.

Net cash provided by financing activities was $12.4 million for the year ended December 31, 2007 and $15.7 million for the year ended December 31, 2006. The decrease in cash provided by financing activities was primarily due to a decrease in proceeds from the exercise of stock options and the related tax benefits in 2007 as compared to 2006 offset, in part, by net repayments of borrowings during the 2006 period of $15.0 million.

For the year ended December 31, 2007, we made capital expenditures, primarily for rental equipment of $200.1 million, which included expenditures for the replacement of rental equipment, including rental tools damaged or lost-in-hole. In addition, we incurred $21.4 million in research and development expenses for the year ended December 31, 2007.

Acquisitions

During 2007, we consummated two acquisitions of businesses for total consideration of approximately $19.6 million, including cash of approximately $15.7 million ($12.6 million net of cash acquired) and 90,556 shares of our common stock. See Note 3 to the Consolidated Financial Statements for additional information.

Capital resources

We maintain a revolving credit facility with certain lenders to provide for our cash, liquidity and other borrowing needs. The credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of December 31, 2007, we had an outstanding loan balance of $150.0 million and approximately $10.6 million in letters of credit issued under our credit facility, resulting in an available borrowing capacity on such date of approximately $214.4 million.

Amounts borrowed under our credit facility bear interest, at our election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0%, depending upon our leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0%, depending upon our leverage ratio.

Our credit facility is secured by a lien on substantially all of our property and assets, a pledge of all of the capital stock of our domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of our top tier foreign subsidiaries. In addition, our credit facility is guaranteed by all of our domestic subsidiaries. Our credit facility requires, among other things, that we maintain certain financial ratios, including a leverage ratio and an interest coverage ratio, and a specified net worth. Our credit facility limits the amount of capital expenditures we may make, the amount of debt we may incur outside of the credit facility, the amount of future investments we may make, our ability to pay dividends and our ability to engage in certain business combination transactions. As of December 31, 2007, we are in compliance with the financial ratios and other limitations of the credit facility.

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

The descriptions of our credit facility, as amended, are qualified in their entirety by reference to the original credit facility which is filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, the first amendment which is filed as Exhibit 10.8(a) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, the second amendment which is filed as Exhibit 10.8(b) to our Annual Report on Form 10-K for the year ended December 31, 2005, and the third amendment to our credit facility as described in our Current Report on Form 8-K dated January 3, 2008.

In May 2005, we entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Under these agreements, we receive interest at a floating rate equal to three-month

LIBOR and pay interest at a fixed rate of 4.24%. Including the effect of the interest rate swap agreements we were incurring interest at a weighted average rate of approximately 5.2% on our total outstanding borrowings as of December 31, 2007.

Contractual obligations

The following table aggregates information about our contractual cash obligations (in thousands) as of December 31, 2007:

	Payments Due by Period
					More than
Contractual Obligations	Total	0-1 Year	2-3 Years	4-5 Years	5 Years

Debt	$150,000	$—	$150,000	$—	$—
Operating leases	45,159	9,980	14,932	10,212	10,035
Purchase obligations(1)	99,883	97,240	2,643	—	—
Other(2)	9,028	—	—	—	—

Total	$304,070	$107,220	$167,575	$10,212	$10,035

(1)	Purchase obligations represent orders to purchase various rental equipment, inventory items and other supplies that have not yet been delivered.

(2)	As of December 31, 2007, we had a net liability for unrecognized tax benefits of approximately $9.0 million. We are unable to reliably estimate the timing and amount of any payments related to this liability because there are currently no outstanding unpaid assessments from any tax authority.

Future capital requirements

We anticipate that acquisitions of complementary companies, assets and product lines will continue to play an important role in our business strategy. Such transactions can be effected quickly and may occur at any time. Likewise, we will continue to need to make capital expenditures for rental equipment and to make research and development expenditures to maintain and improve the quality of our products and services. We currently estimate that we will make capital expenditures of approximately $180.0 million in 2008, and will make research and development expenditures of approximately $26.0 million to $27.0 million in 2008.

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

Interest Rate Risk.  We are subject to market risk exposure related to changes in interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Under these agreements, we receive interest at a floating rate equal to three-month LIBOR and pay interest at a fixed rate of 4.24%. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the LIBOR-based interest rate we pay under our credit facility would have had no impact on our net interest expense for the year ended December 31, 2007.

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

Our consolidated financial statements, together with the notes thereto and our independent registered public accounting firm’s reports thereon appear on pages F-1 through F-26 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

As of December 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management has determined that our internal control over financial reporting as of December 31, 2007 was effective.

Other Matters.  During the quarterly period ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Information required by this item is hereby incorporated by reference to the sections entitled “Information About Directors” and “Executive Officers of the Company” in our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2007.

Item 11.	Executive Compensation.

Information required by this item is hereby incorporated by reference to the sections entitled “Director Compensation” and “Executive Compensation” of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is hereby incorporated by reference to the section entitled “Principal Shareholders” of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2007 and under the heading “Equity Compensation Plans” in Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is hereby incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Election of Directors” of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2007.

Item 14.	Principal Accounting Fees and Services.

Information required by this item is hereby incorporated by reference to the section entitled “Audit Committee Report” of our definitive proxy statement to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year ended December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Our consolidated financial statements, together with the notes thereto and our independent accountants’ reports thereon appear on pages F-1 through F-26 of this Annual Report on Form 10-K. An index to such financial statements appears on page F-1, and such index is incorporated herein by reference. All schedules not filed herewith for which provision is made under SEC Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to our consolidated financial statements.

The Exhibit Index, which index follows page F-26 of this report and is incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W-H Energy Services Inc.

By:	/s/ Kenneth T. White, Jr.
Kenneth T. White, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of W-H Energy Services, Inc.

We have audited the accompanying consolidated balance sheets of W-H Energy Services, Inc. (a Texas corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W-H Energy Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), W-H Energy Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2008, expressed an unqualified opinion that W-H Energy Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting.

GRANT THORNTON LLP

Houston, Texas
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
W-H Energy Services, Inc.

We have audited W-H Energy Services, Inc.’s (a Texas corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of W-H Energy Services, Inc. and its subsidiaries is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on W-H Energy Services, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, W-H Energy Services, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W-H Energy Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

GRANT THORNTON LLP

Houston, Texas
February 27, 2008

W-H ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2007	2006
		(as adjusted)

Current Assets:
Cash and cash equivalents	$23,076	$36,329
Accounts receivable, net of allowance of $6,696 and $5,596, respectively	252,313	204,755
Inventories	102,584	78,127
Deferred income taxes	13,401	7,870
Prepaid expenses and other	15,479	14,906

Total current assets	406,853	341,987
Property and equipment, net	448,913	343,496
Goodwill	135,928	119,550
Other assets, net	15,336	19,248

Total assets	$1,007,030	$824,281

Current Liabilities:
Accrued liabilities	$62,059	$64,759
Accounts payable	54,756	56,668

Total current liabilities	116,815	121,427
Long-term debt	150,000	150,000
Deferred income taxes	73,526	56,637
Other long-term obligations	11,161	993
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 30,699 and 30,158 shares issued and outstanding, respectively	3	3
Additional paid-in capital	293,424	272,010
Other comprehensive income	6,291	9,759
Retained earnings	355,810	213,452

Total shareholders’ equity	655,528	495,224

Total liabilities and shareholders’ equity	$1,007,030	$824,281

The accompanying notes are an integral part of these financial statements.

W-H ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2007	2006	2005
		(as adjusted)	(as adjusted)

Revenues	$1,127,007	$894,754	$634,361
Costs and expenses:
Cost of revenues	610,500	471,896	356,816
Selling, general and administrative	175,900	147,202	108,946
Warehouse fire related costs	—	—	3,690
Research and development expenses	21,362	17,189	16,275
Depreciation and amortization	79,286	62,713	56,639

Total costs and expenses	887,048	699,000	542,366

Operating income	239,959	195,754	91,995
Other (income) expense:
Interest expense, net	8,388	8,864	10,498
Other (income) expense, net	(33)	72	279

Income before income taxes	231,604	186,818	81,218
Provision for income taxes	85,193	71,212	31,608

Net income	$146,411	$115,606	$49,610

Comprehensive income:
Net income	$146,411	$115,606	$49,610
Increase (decrease) in interest rate swap valuations	(3,325)	353	2,030
Foreign currency translation adjustment	(143)	1,554	(1,700)

Comprehensive income	$142,943	$117,513	$49,940

Earnings per share:
Basic	$4.82	$3.90	$1.76
Diluted	$4.70	$3.78	$1.71
Number of shares used in calculation of earnings per share:
Basic	30,351	29,656	28,135
Diluted	31,154	30,572	29,086

The accompanying notes are an integral part of these financial statements.

W-H ENERGY SERVICES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common
	Stock		Additional		Other
		Par	Paid-In	Deferred Stock	Comprehensive	Retained
	Shares	Value	Capital	Compensation	Income	Earnings	Total

Balance, January 1, 2005 (as adjusted)	27,803	$3	$214,846	$(806)	$7,522	$48,236	$269,801
Amortization of deferred stock compensation	—	—	—	526	—	—	526
Issuance of common stock — stock option exercises	992	—	12,991	—	—	—	12,991
Issuance of common stock — acquisitions	31	—	882	—	—	—	882
Tax benefit from employee stock option plan	—	—	6,673	—	—	—	6,673
Interest rate swap valuations, net of tax of $1,092	—	—	—	—	2,030	—	2,030
Foreign currency translation adjustment	—	—	—	—	(1,700)	—	(1,700)
Net income (as adjusted)	—	—	—	—	—	49,610	49,610

Balance, December 31, 2005	28,826	3	235,392	(280)	7,852	97,846	340,813
Elimination of deferred stock compensation in accordance with the adoption of SFAS 123R	—	—	(280)	280	—	—	—
Share-based compensation	117	—	5,291	—	—	—	5,291
Issuance of common stock — stock option exercises	1,195	—	17,385	—	—	—	17,385
Issuance of common stock — acquisitions	20	—	889	—	—	—	889
Tax benefit from employee stock option plan	—	—	13,333	—	—	—	13,333
Interest rate swap valuations, net of tax of $189	—	—	—	—	353	—	353
Foreign currency translation adjustment	—	—	—	—	1,554	—	1,554
Net income (as adjusted)	—	—	—	—	—	115,606	115,606

Balance, December 31, 2006	30,158	3	272,010	—	9,759	213,452	495,224
Cumulative effect adjustment due to adoption of FIN 48	—	—	—	—	—	(4,053)	(4,053)
Share-based compensation	67	—	5,543	—	—	—	5,543
Issuance of common stock — stock option exercises	384	—	6,814	—	—	—	6,814
Issuance of common stock — acquisitions	90	—	3,500	—	—	—	3,500
Tax benefit from employee stock option plan	—	—	5,557	—	—	—	5,557
Interest rate swap valuations, net of tax of ($1,791)	—	—	—	—	(3,325)	—	(3,325)
Foreign currency translation adjustment	—	—	—	—	(143)	—	(143)
Net income	—	—	—	—	—	146,411	146,411

Balance, December 31, 2007	30,699	$3	$293,424	$—	$6,291	$355,810	$655,528

The accompanying notes are an integral part of this financial statement.

W-H ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
		(as adjusted)	(as adjusted)

Cash Flows from Operating Activities:
Net income	$146,411	$115,606	$49,610
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization	79,286	62,713	56,639
Provision for doubtful accounts	1,851	1,443	2,103
Gain on sales of equipment, net	(24,597)	(18,987)	(12,158)
Deferred tax provision	12,393	10,844	3,290
Share-based compensation	5,543	5,291	526
Amortization of deferred financing costs	574	574	488
Excess tax benefit from share-based compensation	(5,557)	(13,333)	—
Change in operating assets and liabilities, excluding effects of acquisitions —
Accounts receivable, net	(44,589)	(53,174)	(42,230)
Inventories	(24,122)	(22,448)	(6,572)
Prepaid expenses and other	(2,001)	(2,776)	2,007
Other assets, net	(289)	23	576
Accounts payable, accrued liabilities and other	(966)	58,289	18,407

Net cash provided by operating activities	143,937	144,065	72,686

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired of $3,152, $693 and $ — , respectively	(12,583)	(8,724)	(2,496)
Additions to property and equipment	(200,088)	(153,790)	(88,967)
Proceeds from sales of equipment	43,096	28,824	22,934

Net cash used in investing activities	(169,575)	(133,690)	(68,529)

Cash Flows from Financing Activities:
Proceeds from the issuance of debt	112,596	25,760	61,783
Payments on debt	(112,596)	(40,760)	(77,588)
Debt issuance costs	—	—	(1,089)
Proceeds from exercise of stock options	6,814	17,385	12,991
Excess tax benefit from share-based compensation	5,557	13,333	—

Net cash provided by (used in) financing activities	12,371	15,718	(3,903)

Effect of exchange rate changes on cash	14	322	(788)

Net Increase (Decrease) in Cash and Cash Equivalents	(13,253)	26,415	(534)
Cash and Cash Equivalents, beginning of period	36,329	9,914	10,448

Cash and Cash Equivalents, end of period	$23,076	$36,329	$9,914

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period, net	$8,873	$8,673	$9,366

Income taxes paid during the period	$69,648	$40,075	$15,647

Supplemental Disclosure of Non-cash Transactions:
Transactions:
Issuance of common stock for acquisitions	$3,500	$889	$882

The accompanying notes are an integral part of these financial statements.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Organization

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

Accounts Receivable

Accounts receivable have a concentration of credit risk in the oil and natural gas industry. W-H relies upon credit approval, balance limitation and monitoring procedures to control credit risk on trade accounts receivable. W-H generally does not require collateral.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized while minor replacements, maintenance and repairs, which do not improve or extend the life of such assets, are charged to operations as the services are provided. Disposals are removed at cost, less accumulated depreciation, and any resulting gain or loss is reflected in the accompanying consolidated statements of operations and comprehensive income. Proceeds from customers for rental equipment that is involuntarily damaged or lost down-hole are reflected as revenues, with the resulting carrying value of the related rental equipment charged to cost of revenues. Interest costs of $0.4 million and $0.2 million were capitalized during the years ended December 31, 2007 and 2006, respectively, related to its construction of the Rocky Mountain region facilities.

Proceeds from sales of equipment, including sales of equipment involuntarily damaged or lost down-hole, are reported as cash inflows from investing activities in the accompanying consolidated statements of cash flows. For the years ended December 31, 2007, 2006 and 2005, proceeds from sales of equipment involuntarily damaged or lost down-hole were $42.7 million, $27.9 million and $20.8 million, respectively. For the years ended December 31, 2007, 2006 and 2005, the gain on sales of equipment involuntarily damaged or lost down-hole was $26.4 million, $20.0 million and $13.7 million, respectively.

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

Realization of Long-Lived Assets

W-H evaluates the carrying value of long-lived assets whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, W-H measures the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. There have been no significant events or changes in circumstances indicating that the carrying value of W-H’s long-lived assets may not be recoverable; therefore, no adjustments were made to the carrying value of long-lived assets during the three years ended December 31, 2007.

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

Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually (or more frequently if indicators arise) for impairment. According to SFAS No. 142, companies are required to identify their reporting units and determine the aggregate carrying values and fair values of all such reporting units. If the carrying value of a reporting unit exceeds its relative fair value, SFAS No. 142 requires that a second impairment test be performed. This second step requires the comparison of the implied fair value of the reporting unit goodwill to its related carrying value, both of which must be measured by the company at the same point in time each year. W-H performed the required assessments in accordance with SFAS No. 142 for the three years ended December 31, 2007, which resulted in W-H recording no goodwill impairment expense.

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

Revenue Recognition

W-H provides rental equipment and services to its customers on a day/hourly rate basis and recognizes the related revenue on a per-day/hourly basis as the work progresses. W-H also sells products to customers and recognizes the related revenue as items are shipped from its facilities. Proceeds from customers for the cost of oilfield rental equipment that is involuntarily damaged or lost down-hole are reflected as revenues. For the years ended December 31, 2007, 2006 and 2005, proceeds from sales of equipment involuntarily damaged or lost down-hole included in revenues were $42.7 million, $27.9 million and $20.8 million, respectively.

Cost of Revenues

The primary components of cost of revenues are those salaries, expendable supplies, repairs and maintenance, costs of products sold and general operational costs that are directly associated with the services W-H performed for or products sold by W-H to its customers.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 — “Accounting for Planned Major Maintenance Activities”. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. W-H adopted the guidance in FSP AUG AIR-1 as of January 1, 2007 and applied it retrospectively for all prior periods presented. The Consolidated Financial Statements as of and for the years ended December 31, 2006 and 2005 are labeled “as adjusted” to reflect they have been adjusted to amounts previously reported. As of January 1, 2007, the cumulative effect of this accounting change decreased accrued liabilities by $3.5 million, decreased deferred tax assets by $1.0 million and increased retained earnings by $2.5 million. For the years ended December 31, 2006 and 2005, the effect of this accounting

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change resulted in adjustments that decreased cost of revenues by $0.8 million and $1.0 million, increased net income by $0.6 million and $0.7 million, and increased diluted earnings per share by $0.02 and $0.02, respectively, as compared to amounts previously reported.

Research and Development

Research and development costs primarily represent salaries of research personnel and their related expenditures. Such activities are expensed when incurred. For the years ended December 31, 2007, 2006 and 2005, research and development costs were $21.4 million, $17.2 million and $16.3 million, respectively.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, recognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, W-H adopted FIN 48 effective as of January 1, 2007. Upon adoption, W-H recognized a cumulative effect adjustment of approximately $4.1 million as a reduction to retained earnings to increase the liability for unrecognized tax benefits. See Note 9 for more information.

In May 2007, the FASB issued FSP FIN 48-1, an amendment to FIN 48, which provides guidance on how an entity is to determine whether a tax position has effectively settled for purposes of recognizing previously unrecognized tax benefits. Specifically, this guidance states that an entity would recognize a benefit when a tax position is effectively settled using the following criteria: (1) the taxing authority has completed its examination including all appeals and administrative reviews; (2) the entity does not plan to appeal or litigate any aspect of the tax position; and (3) it is remote that the taxing authority would examine or reexamine any aspect of the tax position, assuming the taxing authority has full knowledge of all relevant information relative to making their assessment on the position. W-H applied this guidance in its adoption of FIN 48 and it will continue to apply this guidance as applicable in future periods.

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

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting for Share-Based Compensation

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

The fair value of option awards will be estimated on the date of grant using a binomial lattice-based option valuation model, which incorporates ranges of assumptions for inputs. The assumptions will be determined as follows:

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

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and earnings per share as if W-H had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

Year Ended
December 31, 2005
(as adjusted)

Net income, as reported	$49,610
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect	321
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,489)

Pro forma net income	$47,442

Earnings per share:
As reported:
Basic	$1.76
Diluted	$1.71
Pro forma:
Basic	$1.69
Diluted	$1.63
Weighted-average fair value per share of options granted	$11.85

In calculating the amount of the deduction in the table above, the fair value of each option was estimated on the date of grant using the Black-Scholes option valuation model.

Foreign Currency Translations

The operations of foreign locations were translated into U.S. dollars based on the current exchange rates at the respective balance sheet dates and the weighted-average rates during each year for the statements of operations and comprehensive income. For the years ended December 31, 2007, 2006 and 2005, the translation adjustments were a loss of $0.1 million, a gain of $1.6 million, and a loss of $1.7 million, respectively, and are reflected as foreign currency translation adjustments in the consolidated statements of operations and comprehensive income.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period as adjusted for the dilutive effect of stock options and restricted shares. For the years ended December 31, 2007 and 2006, there were no anti-dilutive stock options, therefore, the effect of all stock options were included in the diluted earnings per share calculation. For the year ended December 31, 2005, 2,382 shares were excluded from the calculation because the exercise price of the underlying stock options exceeded the average price of our common stock for the applicable period.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following reconciles basic and diluted weighted average shares outstanding (in thousands):

	Year Ended December 31,
	2007	2006	2005

Basic weighted average shares outstanding	30,351	29,656	28,135
Dilutive effect of stock options and restricted shares	803	916	951

Diluted weighted average shares outstanding	31,154	30,572	29,086

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is intended to increase consistency and comparability in fair value measurements in financial statements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. W-H will adopt SFAS No. 157 on January 1, 2008 and does not anticipate it will have a material impact on its Consolidated Financial Statements. FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” provides a one-year deferral of the effective date of FASB Statement 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (as amended)” (“SFAS No. 159”), which permits entities to choose to measure most financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. W-H will adopt SFAS No. 159 on January 1, 2008 and does not anticipate it will have a material impact on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) to change how an entity accounts for the acquisition of a business. SFAS No. 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS No. 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and non-controlling interests in the acquiree. SFAS 141R will eliminate the current cost — based purchase method under SFAS No. 141. The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. The direct costs incurred to effect a business combination and the costs the acquirer expects to incur under a plan to restructure an acquired business will be charged to expense when incurred. SFAS No. 141R will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under SFAS No. 141R. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those years. W-H intends to adopt SFAS No. 141R effective January 1, 2009 and apply its provisions prospectively. W-H currently does not believe that the adoption of Statement No. 141R will have a significant effect on its financial statements; however, the effect is dependent upon whether W-H makes any future acquisitions and the specific terms of those acquisitions.

SFAS No. 141R amends the goodwill impairment test requirements in SFAS No. 142. For a goodwill impairment test as of a date after the effective date of SFAS No. 141R, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS No. 141R. This

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS No. 141R. W-H has not determined what effect, if any, SFAS No. 141R will have on the results of its goodwill impairment testing subsequent to December 31, 2008.

3.	Acquisitions

On January 18, 2007, W-H acquired a distributor of drilling fluids products for cash consideration of approximately $4.9 million. On February 15, 2007, W-H acquired a directional drilling company for total consideration of approximately $14.7 million including cash of $10.8 million and 90,556 shares of W-H common stock.

In 2006, W-H acquired Mt. Pulaski Products, Inc., including its related companies (“Mt. Pulaski”). Mt. Pulaski supplies products used in various industrial applications including drilling fluids. Total consideration for this acquisition of approximately $10.4 million included $9.4 million in cash and 20,358 shares of W-H common stock.

In 2005, W-H acquired Madden Systems, Inc. (“Madden”) to enhance the technology of W-H’s operating companies that offer wireline logging services. Total consideration for this acquisition of $3.5 million included $2.5 million in cash and 31,422 shares of W-H common stock.

Unaudited proforma consolidated financial information for these acquisitions have not been included as the results were not material to current operations.

4.	Detail of Certain Balance Sheet Accounts

Activity in W-H’s allowance for doubtful accounts consists of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Balance, beginning of year	$5,596	$5,243	$3,890
Deductions for uncollectible receivables written off	(751)	(1,090)	(750)
Additions charged to expense	1,851	1,443	2,103

Balance, end of year	$6,696	$5,596	$5,243

The components of inventories are as follows (in thousands):

	December 31,
	2007	2006

Finished goods	$73,999	$66,069
Work-in-process	10,937	7,626
Raw materials and supplies	27,227	16,594
Inventory reserve	(9,579)	(12,162)

Inventories	$102,584	$78,127

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net property and equipment consists of the following (in thousands):

	December 31,
	2007	2006

Rental equipment	$515,903	$426,129
Machinery and equipment	104,502	71,942
Automobiles and trucks	36,138	30,396
Office equipment, furniture and fixtures	11,453	9,151
Construction-in-progress	—	10,124
Buildings and leasehold improvements	76,821	33,643

Total	744,817	581,385
Less — accumulated depreciation	(295,904)	(237,889)

Property and equipment, net	$448,913	$343,496

Construction-in-progress during 2006 related to the construction of the Rocky Mountain region facilities completed during 2007. Depreciation expense charged to operations totaled approximately $78.2 million, $61.8 million and $55.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other intangibles, included in other assets, net, consist of the following (in thousands):

	December 31,		Life in
	2007	2006	Years

License agreements and patents	$6,931	$6,784	4-17
Non-compete agreements	3,097	2,905	3-5
Trade secret technology	2,100	2,100	—
Trade name	530	530	—

Total	12,658	12,319
Less — accumulated amortization	(7,966)	(6,991)

Other intangibles, net	$4,692	$5,328

Amortization expense charged to operations totaled approximately $1.1 million, $0.9 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Estimated aggregate amortization of intangible assets (in thousands) for the next 5 years is as follows:

	2008	2009	2010	2011	2012

Amortization	$733	$673	$380	$94	$10

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
		(as adjusted)

Accrued compensation and benefits	$29,179	$25,415
Accrued taxes	6,578	14,851
Accrued insurance	3,483	1,775
Accrued professional fees	1,816	2,332
Other accrued liabilities	21,003	20,386

Accrued liabilities	$62,059	$64,759

5.	Goodwill:

The changes in the carrying amount of goodwill for each of W-H’s reportable business segments for the years ended December 31, 2006 and 2007 were as follows (in thousands):

	Drilling	Completion	Total

Balances as of January 1, 2006	$38,585	$74,984	$113,569
Goodwill acquired during the period	5,807	—	5,807
Goodwill adjustments	(2)	176	174

Balances as of December 31, 2006	44,390	75,160	119,550
Goodwill acquired during the period	15,257	—	15,257
Goodwill adjustments	1,214	(93)	1,121

Balances as of December 31, 2007	$60,861	$75,067	$135,928

6.	Credit Facility:

W-H maintains a revolving credit facility with certain lenders to provide for its cash, liquidity and other borrowing needs. The credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of December 31, 2007, W-H had an outstanding loan balance of $150.0 million and approximately $10.6 million in letters of credit issued under its credit facility, resulting in an available borrowing capacity on such date of approximately $214.4 million.

Amounts borrowed under the credit facility bear interest, at W-H’s election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0%, depending upon W-H’s leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0%, depending upon W-H’s leverage ratio. Including the effect of the interest rate swap agreements described in Note 7, W-H was incurring interest at a weighted average rate of approximately 5.2% on its total outstanding borrowings as of December 31, 2007.

The credit facility is secured by a lien on substantially all of W-H’s property and assets, a pledge of all the capital stock of W-H’s domestic subsidiaries and a pledge of not greater than 65% of the capital stock of each of W-H’s top tier foreign subsidiaries. In addition, the credit facility is guaranteed by all of W-H’s domestic subsidiaries. The credit facility requires, among other things, that W-H maintain certain financial ratios, including a leverage ratio and an interest coverage ratio, and a specified net worth. The credit facility limits the amount of capital expenditures W-H may make, the amount of debt W-H may incur outside of the credit facility, the amount of future investments W-H may make, the ability of W-H to pay dividends and the ability of W-H to engage in certain business combination transactions. As of December 31, 2007, W-H is in compliance with the financial ratios and other limitations of the credit facility.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Interest Rate Swap Agreements

On May 18, 2005, W-H entered into interest rate swap agreements with a total notional amount of $150.0 million related to its credit facility. Under these agreements, W-H receives interest at a floating rate equal to three month LIBOR and pays interest at a fixed rate of 4.24%. The interest rate swap agreements have been designated as and qualify as cash flow hedging instruments. The interest rate swap agreements are fully effective, and have resulted in no gain or loss due to ineffectiveness being recorded in net income in the Consolidated Statement of Operations and Comprehensive Income. For the years ended December 31, 2007, 2006 and 2005, W-H recognized net gains of $1.7 million and $1.2 million, and net losses of $0.5 million, respectively, to interest expense resulting from the impact of the swap agreements. W-H has recorded the fair value of the interest rate swap agreements on its Consolidated Balance Sheet, which was in aggregate a liability of $1.5 million at December 31, 2007 and an asset of $3.7 million at December 31, 2006 based on the fair value of the instruments. As of December 31, 2007, W-H anticipates that approximately $0.1 million of the liability will be recognized as losses resulting in additions to interest expense during 2008.

8.	Commitments and Contingencies

Operating Leases

W-H leases certain real property and automobiles under operating leases that expire at various dates through 2014. Additionally, W-H rents various equipment under short-term, cancelable arrangements. Rental expense under operating leases and short-term rentals was approximately $42.6 million, $37.7 million and $25.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For the Year Ended December 31,

2008	$9,980
2009	8,278
2010	6,654
2011	5,837
2012	4,375
Thereafter	10,035

Total	$45,159

Employment Agreements

W-H has entered into employment agreements with its corporate officers. Under these agreements, each officer receives a set base salary, subject to adjustment, an annual discretionary bonus based on specific objectives to be determined by the compensation committee, an automobile allowance and certain fringe benefits as may be available to such executive officers. The agreements are generally for original terms of two to three years, with certain automatic renewal provisions. The agreements also contain a termination clause, which requires a two-year payment (2.5 years in the case of W-H’s Chief Executive Officer) based on the officer’s salary and historical bonus amounts received, in the event of termination without cause or certain change of control events.

W-H also has employment agreements with certain non-corporate officers and other key employees. The agreements are for original terms of two to three years and provide for severance pay upon the occurrence of certain events including involuntary termination.

Litigation

W-H is from time to time a party or otherwise subject to legal proceedings, claims, investigations and other proceedings in the ordinary course of its business. These matters typically involve tort, workers compensation, employment, commercial and infringement and other intellectual property claims. Where appropriate, W-H makes

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provision for a liability with respect to these claims in its financial statements in accordance with generally accepted accounting principles. These provisions are reviewed periodically and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and events pertaining to a particular case. Litigation is inherently unpredictable. Based upon information currently available, W-H believes that its ultimate liability with respect to these proceedings and claims will not materially affect its consolidated results of operations or financial position.

9.	Income Taxes

The components of W-H’s income tax provision are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current
U.S. federal and state income taxes	$66,202	$53,495	$26,114
Foreign	6,598	6,873	2,204

Total current	72,800	60,368	28,318

Deferred
U.S. federal and state income taxes	13,464	14,059	4,446
Foreign	(1,071)	(3,215)	(1,156)

Total deferred	12,393	10,844	3,290

Total provision	$85,193	$71,212	$31,608

The United States and foreign components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

United States	$213,629	$182,760	$78,240
Foreign	17,975	4,058	2,978

Total	$231,604	$186,818	$81,218

The total provision for income taxes differs from an amount computed at the statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Federal income tax at statutory rate of 35%	$81,061	$65,386	$28,426
State income taxes, net of federal benefit	5,334	4,693	2,702
Other	174	144	(70)
Foreign income taxes, net of credits	268	(653)	(436)
Nondeductible items	1,155	1,120	1,233
Increase (decrease) in valuation allowance	(1,507)	1,362	334
Credits	(583)	(840)	(581)
FIN 48 adjustments	(299)	—	—
Change in tax laws	(410)	—	—

Total provision	$85,193	$71,212	$31,608

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets —
Net operating loss carry-forwards	$4,333	$4,594
Accruals not currently deductible for tax purposes	5,770	6,932
Write-off of bad debts	1,858	1,413
Inventory costs capitalized for tax purposes	803	506
Share-based compensation	2,345	1,371
Credit carry forwards	160	1,635
Other	3,464	2,956

Total gross deferred tax assets	18,733	19,407
Less — valuation allowance	(1,726)	(3,233)

Net deferred tax assets	17,007	16,174

Deferred tax liabilities —
Tax depreciation in excess of book depreciation	(53,484)	(41,540)
Tax amortization in excess of book amortization	(16,986)	(14,497)
Other	(3,212)	(4,756)

Total gross deferred tax liabilities	(73,682)	(60,793)

Net deferred tax liabilities	$(56,675)	$(44,619)

U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on the undistributed earnings and profits of the company’s foreign subsidiaries. W-H considers such earnings to be permanently reinvested outside the United States. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.

As of December 31, 2007, W-H had deferred tax assets of $4.3 million relating to $1.3 million of state net operating loss (“NOL”) carry-forwards and $3.0 million of foreign NOL carry-forwards. The foreign NOL’s have no expiration date. State NOL carry-forwards expire beginning in 2008 until 2021. The NOL and credit carry-forwards can be used to reduce W-H’s federal, state and foreign income taxes payable in future years. W-H’s ability to realize the entire benefit of its deferred tax assets requires that W-H achieve certain future earnings levels prior to the expiration of its NOL carry-forwards.

Valuation allowances have been established for uncertainties in realizing the benefit of tax loss and credit carry-forwards. While W-H expects to realize the net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation. W-H could be required to record an additional valuation allowance against certain or all of its remaining deferred tax assets if market conditions deteriorate or future earnings are below current estimates. As of December 31, 2007, the valuation allowance relates principally to foreign NOL’s. The valuation allowance decreased approximately $1.5 million in 2007, increased $1.4 million in 2006 and increased $0.3 million in 2005. The change related principally to amounts provided on foreign NOL’s in jurisdictions where management does not believe W-H will be able to utilize the losses in future periods.

W-H is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. Currently, W-H is involved in various federal, state and foreign income tax examinations by tax authorities for years ranging from 2000 through 2005. These audits may challenge certain of W-H’s tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax contingencies are accounted for in accordance with the provisions FIN 48, and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Prior to adoption of FIN 48, W-H recognized liabilities for anticipated tax issues based on its estimate of whether, and the extent to which, additional taxes will be due. These liabilities were adjusted accordingly as information on the associated tax issues becomes available. As of December 31, 2006, amounts reserved for such contingencies were $6.2 million.

W-H adopted the provisions of FIN 48 effective as of January 1, 2007. Upon adoption, W-H recognized a cumulative effect adjustment of approximately $4.1 million as a reduction to retained earnings to increase the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$13,560
Increases based on tax positions taken in the current year	706
Increases based on tax positions taken in prior years	50
Decreases due to lapse of applicable statute of limitations	(1,125)
Decreases based on tax positions taken in prior years	(525)
Decreases due to settlements with tax authorities	(158)

Balance at December 31, 2007	$12,508

As of December 31, 2007, W-H had unrecognized tax benefits of $12.5 million, of which $7.4 million would have an impact on the annual effective tax rate upon recognition. Of the remaining balance, W-H had $2.9 million of various tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

W-H recognizes interest and penalties related to unrecognized tax benefits in income tax expense. This is an accounting policy election that is consistent with W-H’s historical policy. As of January 1, 2007, W-H had recorded approximately $1.4 million for the payment of tax-related interest and penalties including amounts recorded upon adoption of FIN 48. For the year ended December 31, 2007, W-H recorded approximately $1.4 million and $0.1 million for the payment of tax-related interest and penalties, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

It is reasonably possible that within the next 12 months, W-H will see a decrease of approximately $2.2 million in unrecognized tax benefits and a related $0.3 million of interest and penalties a result of the expiration of various applicable statute of limitations and the settlement of various federal, state, and international audits.

10.	Related-Party Transactions

In July 2007, one of W-H’s subsidiaries purchased real property from entities that were owned by a W-H officer and an immediate relative of such officer. The purchase price of the property totaled approximately $3.6 million. That subsidiary had previously leased such property for its operations. For the years ended December 31, 2007, 2006 and 2005, W-H paid $63,000, $108,000, and $108,000, respectively, for such annual lease costs.

An additional W-H subsidiary leases its facilities from a company that is partially owned by a W-H officer. For the years ended December 31, 2007, 2006 and 2005, W-H paid the company approximately $378,000, $372,000 and $312,000, respectively for such annual lease costs.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

W-H’s Chairman, President and Chief Executive Officer is the owner of a publishing company which made payments to W-H of approximately $14,000, $59,000 and $42,000 for the years ended December 31, 2007, 2006 and 2005, respectively, primarily for rental of office space.

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

Under the 2006 Plan, W-H is no longer permitted to issue new awards under its 1997 Stock Option Plan (the “1997 Plan”). As of December 31, 2007, options to purchase 1,220,138 shares of W-H’s common stock were outstanding under the 1997 Plan. The options currently outstanding under the 1997 Option Plan vest ratably over a four-year period, commencing on the grant date, in 25% increments after each year of service has been completed, and will expire ten years from their respective grant dates. The terms of each option also provide that if an optionee’s employment terminates for any reason, the option may be exercised during the three-month period following such termination, but only to the extent vested at the time of such termination.

On March 29, 1999, prior to its initial public offering, W-H issued options to purchase 900,900 shares of W-H’s common stock to its chief executive officer under a separate non-statutory option plan. These options have a 10-year term and an exercise price of $4.55 per share. As of December 31, 2007, the remaining unexercised options to purchase 345,000 shares of common stock were vested.

As of December 31, 2007, there was approximately $2.6 million of total unrecognized compensation cost related to nonvested stock option awards that is expected to be recognized over a weighted-average period of 1.3 years. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. During the years ended December 31, 2007 and 2006, cash received from options exercised was approximately $6.8 million and $17.4 million, respectively, and the excess tax benefit from share-based compensation totaled approximately $5.6 million and $13.3 million, respectively.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of W-H’s stock option activity for the three years ended December 31, 2007 is as follows:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic Value
	Number of	Average Price	Contractual Term	(Amounts in
	Options	Per Share	(Years)	thousands)

Outstanding December 31, 2004	3,745,192	$14.43
Granted	503,500	23.27
Exercised	(990,045)	13.09		$17,861
Expired/canceled	(90,981)	20.77

Outstanding December 31, 2005	3,167,666	16.07

Granted	—	—
Exercised	(1,197,137)	14.58		39,335
Expired/canceled	(18,625)	20.84

Outstanding December 31, 2006	1,951,904	16.94

Granted	—
Exercised	(380,628)	17.81		15,235
Expired/canceled	(6,138)	17.22

Outstanding December 31, 2007	1,565,138	16.76	4.6	61,737

Exercisable at December 31, 2007	1,209,013	15.35	3.9	49,401

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
	Outstanding	Weighted Average	Weighted	Exercisable	Weighted
	as of	Remaining	Average	as of	Average
Range of Exercise	December 31,	Contractual Life	Exercise	December 31,	Exercise
Prices	2007	(in Years)	Price	2007	Price

$ 2.21- 5.30	384,738	1.27	$4.57	384,738	$4.57
15.28-21.75	563,425	5.44	18.11	444,050	18.09
22.88-31.39	616,975	5.99	23.14	380,225	23.05

2.21- 31.39	1,565,138	4.63	16.76	1,209,013	15.35

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

On May 9, 2007, W-H awarded a total of 15,000 shares of restricted stock under its 2006 Stock Awards Plan to its independent directors. The fair value of the restricted stock issued was approximately $0.9 million and is being recognized as compensation expense over the 48 month vesting period.

For the years ended December 31, 2007, 2006 and 2005, W-H recognized $2.5 million, $1.2 million and $0.5 million in compensation expense relating to restricted stock awards.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of W-H’s restricted stock from December 31, 2006 to December 31, 2007 is as follows:

		Weighted
		Average
	Number of	Fair Value
	Shares	Per Share

Nonvested balance at December 31, 2006	142,000	$49.51
Granted	67,000	47.91
Vested	(60,916)	39.16
Forfeited	—	—

Nonvested balance at December 31, 2007	148,084	53.05

The total grant-date fair value of restricted stock vested during the year ended December 31, 2007 was approximately $2.4 million. As of December 31, 2007, there was approximately $6.4 million of total unrecognized compensation cost related to nonvested restricted stock awards that is expected to be recognized over a weighted-average period of 2.6 years.

12.	401(k) Plan

W-H maintains a 401(k) plan that enables employees to defer up to specified percentages of their annual compensation and contribute such amount to the plan. W-H may contribute a matching amount for each participant equal to a discretionary percentage determined annually by W-H. W-H may also contribute additional amounts at its sole discretion. W-H matching contributions were approximately $7.2 million, $4.8 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(expense) are not monitored by segment. Summarized information for W-H’s reportable segments is contained in the following tables (in thousands):

As of and for the year ended December 31, 2007:

	Drilling	Completion	Corporate	Total

Revenues	$738,413	$388,594	$—	$1,127,007
Operating Income	159,675	99,928	(19,644)	239,959
Depreciation & Amortization	48,452	30,603	231	79,286
Total assets	628,608	334,586	43,836	1,007,030
Capital expenditures	121,858	77,461	769	200,088

As of and for the year ended December 31, 2006 (as adjusted):

	Drilling	Completion	Corporate	Total

Revenues	$563,945	$330,809	$—	$894,754
Operating Income	116,420	96,295	(16,961)	195,754
Depreciation & Amortization	38,563	23,908	242	62,713
Total assets	480,962	287,545	55,774	824,281
Capital expenditures	92,281	61,412	97	153,790

As of and for the year ended December 31, 2005 (as adjusted):

	Drilling	Completion	Corporate	Total

Revenues	$409,155	$225,206	$—	$634,361
Operating Income	52,052	51,761	(11,818)	91,995
Depreciation & Amortization	36,136	20,253	250	56,639
Total assets	369,930	228,169	23,876	621,975
Capital expenditures	54,710	34,154	103	88,967

W-H operates in the United States, the North Sea and other geographic regions. The following is summary information by geographic region (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Revenues:
United States	$1,000,138	$806,468	$564,439
North Sea	61,173	39,269	33,196
Other	65,696	49,017	36,726

Total	$1,127,007	$894,754	$634,361

	For the Years Ended December 31,
	2007	2006		2005

Operating Income:		(as adjusted	)	(as adjusted	)
United States	$215,946	$186,573		$87,183
North Sea	13,271	4,202		1,720
Other	10,742	4,979		3,092

Total	$239,959	$195,754		$91,995

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents property and equipment, net, by geographic region (in thousands):

	As of December 31,
	2007	2006

United States	$404,111	$306,357
North Sea	13,588	13,986
Other	31,214	23,153

Total	$448,913	$343,496

14.	Interim Financial Information (Unaudited)

The following is a summary of consolidated interim information for each of the quarters in the years ended December 31, 2007 and 2006 (amounts in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2007
Revenues	$272,887	$277,752	$282,992	$293,376
Operating income	59,920	62,755	56,693	60,591
Net income	35,824	39,074	34,712	36,801
Earnings per common share:
Basic	1.19	1.29	1.14	1.21
Diluted	1.16	1.25	1.11	1.18

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2006
Revenues	$201,809	$215,755	$238,851	$238,339
Operating income	40,226	46,630	54,458	54,440
Net income	23,327	28,466	31,513	32,300
Earnings per common share:
Basic	0.80	0.96	1.05	1.08
Diluted	0.77	0.93	1.02	1.05

15.	Subsequent Events

On February 1, 2008, W-H awarded a total of 140,500 shares of restricted stock under the 2006 Plan to certain executives and employees. The fair value of the restricted stock issued was approximately $7.9 million and will be recognized as compensation expense over the vesting period of four years.

On February 22, 2008, W-H acquired a company that provides drilling jars and related parts to the oil and natural gas industry for cash consideration of approximately $47.5 million.

EXHIBIT INDEX

Exhibit
Number			Description

3.1		—	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement No. 333-43411 on Form S-1)
3.2		—	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2007)
3.3		—	Statement of Designations of Series A Junior Participating Preferred Stock of the Company (included as Exhibit A to the Rights Agreement (Exhibit 4.2 hereto)) setting forth the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share
4.1		—	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the SEC on July 28, 2003)
4.2		—	Rights Agreement, dated as of May 31, 2002, between the Company and Computershare Trust Company, Inc., as Rights Agent (incorporated by reference to Exhibit 4.2 of to the Company’s Registration Statement on Form 8-A filed with the SEC on July 28, 2003)
9.1		—	Amended and Restated Stockholders Agreement, dated March 26, 1999 (incorporated by reference to Exhibit 9.1 of the Company’s Registration Statement No. 333-43411 on Form S-1)
10	.1*	—	Amended and Restated Employment Agreement of Kenneth T. White, Jr., effective as of January 1, 2008
10	.2*	—	Amended and Restated Employment Agreement of Jeffrey L. Tepera, effective as of January 1, 2008
10	.3*	—	Amended and Restated Employment Agreement of William J. Thomas III, effective as of January 1, 2008
10.4		—	W-H Energy Services, Inc. 1997 Stock Option Plan as restated, effective as of May 12, 2004 (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A, filed April 6, 2004)
10.5		—	Non-Statutory Stock Option Agreement for Kenneth T. White, Jr., dated March 29, 1999 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement No. 333-43411 on Form S-1)
10.6		—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement No. 333-43411 on Form S-1)
10.7		—	Amended and Restated TJC Transaction Advisory Agreement with TJC Management Corp., dated March 26, 1999 (incorporated by Reference to Exhibit 10.11 of the Company’s Registration Statement No. 333-43411 on Form S-1)
10.8		—	Credit Agreement, dated as of June 30, 2004, among the Company, Various Financial Institutions, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)
10	.8(a)	—	First Amendment to Credit Agreement dated as of May 5, 2005 among the Company; Wells Fargo Bank, National Association, as Administrative Agent, Co-Lead Arranger and Sole Book Running Manager; JP Morgan Chase Bank, N.A., as Co-Lead Arranger and Co-Syndication Agent; Comerica Bank, as Co-Syndication Agent; The Bank of Nova Scotia, as Co-Documentation Agent; Wachovia Bank, N.A., as Co-Documentation Agent; Citibank Texas, N.A., as Managing Agent; and various other financial institutions parties thereto (incorporated by reference to Exhibit 10.8(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005)

Exhibit
Number			Description

10	.8(b)	—	Second Amendment to Credit Agreement dated as of February 3, 2006 among the Company; Wells Fargo Bank, National Association, as Administrative Agent, Co-Lead Arranger and Sole Book Running Manager; JP Morgan Chase Bank, N.A., as Co-Lead Arranger and Co-Syndication Agent; Comerica Bank, as Co-Syndication Agent; The Bank of Nova Scotia, as Co-Documentation Agent; Wachovia Bank, N.A., as Co-Documentation Agent; Citibank Texas, N.A., as Managing Agent; and various other financial institutions parties thereto (incorporated by reference to Exhibit 10.8(b)of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)
10	.8(c)*	—	Third Amendment to Credit Facility dated as of December 28, 2007 among the Company; Wells Fargo Bank, National Association, as Administrative Agent, Co-Lead Arranger and Sole Book Running Manager; JP Morgan Chase Bank, N.A., as Co-Lead Arranger and Co-Syndication Agent; Comerica Bank, as Co-Syndication Agent; The Bank of Nova Scotia, as Co-Documentation Agent; Wachovia Bank, N.A., as Co-Documentation Agent; Citibank Texas, N.A., as Managing Agent; and various other financial institutions parties thereto.
10	.9*	—	Amended and Restated Employment Agreement of Glen J. Ritter, effective as of January 1, 2008
10	.10*	—	Amended and Restated Employment Agreement of Ernesto Bautista, III, effective as of January 1, 2008
10	.11*	—	Amended and Restated Employment Agreement of Stuart J. Ford, effective as of January 1, 2008
10.12		—	Restricted Stock Agreement between the Company and Kenneth T. White, Jr. dated as of May 12, 2004 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)
10.13		—	W-H Energy Services, Inc. 2006 Stock Awards Plan, effective as of May 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 10, 2006)
10.14		—	Form of non-qualified stock option award agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 10, 2006)
10.15		—	Form of restricted stock award agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 10, 2006)
21	.1*	—	List of Significant Subsidiaries of the Company
23	.1*	—	Consent of Grant Thornton LLP
31	.1*	—	Certification of Chief Executive Officer of W-H Energy Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	—	Certification of Chief Financial Officer of W-H Energy Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	—	Certification of Chief Executive Officer of W-H Energy Services, Inc. pursuant to 18 U.S.C. Section 1350
32	.2*	—	Certification of Chief Financial Officer of W-H Energy Services, Inc. pursuant to 18 U.S.C. Section 1350

*	filed herewith