Form 10-Q
period 2008-03-31
W-H ENERGY SERVICES INC
filed 2008-05-08
CIK 1051034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

As of May 5, 2008 there were outstanding 30,938,541 shares of common stock, par value $0.0001 per share, of the registrant.

W-H ENERGY SERVICES, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

W-H ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007

Current Assets:
Cash and cash equivalents	$28,122	$23,076
Accounts receivable, net of allowance of $6,361 and $6,696, respectively	262,400	252,313
Inventories	112,069	102,584
Deferred income taxes	11,423	13,401
Prepaid expenses and other	12,909	15,479

Total current assets	426,923	406,853
Property and equipment, net	483,992	448,913
Goodwill, net	166,156	135,928
Other assets, net	26,152	15,336

Total assets	$1,103,223	$1,007,030

Current Liabilities:
Accrued liabilities	$60,499	$62,059
Accounts payable	57,091	54,756

Total current liabilities	117,590	116,815
Long-term debt	210,744	150,000
Deferred income taxes	69,271	73,526
Other long-term obligations	12,649	11,161
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000 shares authorized 30,900 and 30,699 shares issued and outstanding, respectively	3	3
Additional paid-in capital	296,866	293,424
Other comprehensive income	3,230	6,291
Retained earnings	392,870	355,810

Total shareholders’ equity	692,969	655,528

Total liabilities and shareholders’ equity	$1,103,223	$1,007,030

The accompanying notes are an integral part of these consolidated financial statements.

W-H ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007

Revenues	$300,968	$272,887
Costs and expenses:
Cost of revenues	164,038	147,419
Selling, general and administrative	46,170	43,280
Research and development	6,094	4,716
Depreciation and amortization	23,317	17,552

Total costs and expenses	239,619	212,967

Operating income	61,349	59,920
Other (income) expense:
Interest expense, net	2,408	1,993
Other (income) expense, net	(8)	29

Income before income taxes	58,949	57,898
Provision for income taxes	21,889	22,074

Net income	$37,060	$35,824

Comprehensive income:
Net income	$37,060	$35,824
Loss on interest rate swap valuations	(2,759)	(573)
Foreign currency translation adjustment	(302)	177

Comprehensive income	$33,999	$35,428

Earnings per share:
Basic	$1.21	$1.19
Diluted	$1.18	$1.16
Number of shares used in calculation of earnings per share:
Basic	30,575	30,076
Diluted	31,312	30,868

The accompanying notes are an integral part of these consolidated financial statements.

W-H ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007

Cash Flows from Operating Activities:
Net income	$37,060	$35,824
Adjustments to reconcile net income to net cash provided by operating activities — Depreciation and amortization	23,317	17,552
Provision for doubtful accounts	79	856
Gain on sales of equipment	(9,389)	(7,013)
Deferred tax benefit	(870)	(2,121)
Share-based compensation	1,602	1,498
Amortization of deferred financing costs	143	142
Excess tax benefit from share-based compensation	(777)	(339)
Changes in operating assets and liabilities, excluding effects of acquisitions — Accounts receivable, net	(7,560)	(18,601)
Inventories	(8,627)	(4,530)
Prepaid expenses and other	2,628	2,698
Other assets, net	254	567
Accounts payable, accrued liabilities and other	(3,549)	6,146

Net cash provided by operating activities	34,311	32,679

Cash Flows from Investing Activities:
Additions to property and equipment	(58,093)	(47,237)
Acquisition of businesses, net of cash acquired	(47,796)	(12,583)
Proceeds from sales of equipment	14,359	13,378

Net cash used in investing activities	(91,530)	(46,442)

Cash Flows from Financing Activities:
Proceeds from the issuance of debt	83,326	24,407
Payments on debt	(22,582)	(24,407)
Proceeds from the exercise of stock options	1,063	689
Excess tax benefit from share-based compensation	777	339

Net cash provided by financing activities	62,584	1,028

Effect of exchange rate changes on cash	(319)	211

Net increase (decrease) in cash and cash equivalents	5,046	(12,524)
Cash and cash equivalents, beginning of period	23,076	36,329

Cash and cash equivalents, end of period	$28,122	$23,805

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

Basis of Presentation

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Accounting Policies and Procedures

Effective January 1, 2008, W-H adopted SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Accordingly, W-H will defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until January 1, 2009. The adoption of SFAS No. 157 did not cause a change in the method of calculating fair value of assets or liabilities. The primary impact from adoption was additional disclosures. See Note 6 for more information.

Effective January 1, 2008, W-H adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure most financial instruments and certain other items at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. W-H adopted SFAS No. 159 on January 1, 2008. W-H already records its hedging activities at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of SFAS No. 159 had no impact on W-H’s financial statements as W-H did not elect the fair value option for any other assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) to change how an entity accounts for the acquisition of a business. SFAS No. 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS No. 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and non-controlling interests in the acquiree. SFAS No. 141R will eliminate the current cost-based purchase method under SFAS No. 141. The new measurement requirements will result in the recognition of

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. The direct costs incurred to effect a business combination and the costs the acquirer expects to incur under a plan to restructure an acquired business will be charged to expense when incurred. SFAS No. 141R will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under SFAS No. 141R. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those years. W-H intends to adopt SFAS No. 141R effective January 1, 2009 and apply its provisions prospectively. W-H currently does not believe that the adoption of SFAS No. 141R will have a significant effect on its financial statements; however, the effect is dependent upon whether W-H makes any future acquisitions and the specific terms of those acquisitions.

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

Other than the adoptions of SFAS No. 157 and SFAS No. 159 as of January 1, 2008 described above, W-H has not added to or changed its accounting policies since December 31, 2007. For a description of these policies, refer to Note 2 of the Consolidated Financial Statements in W-H’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Acquisitions

On February 22, 2008, W-H’s wholly-owned subsidiary, Sup-R-Jar, Inc. (“Sup-R-Jar”), acquired substantially all of the assets of a drilling jar company for cash consideration of approximately $49.9 million. Sup-R-Jar will lease and sell these assets to participants in the oil and natural gas industry.

The following table summarizes the preliminary purchase price allocation to the fair values of the net assets acquired in this acquisition as of March 31, 2008 (in thousands):

Net assets acquired:
Current assets	$3,841
Property and equipment	4,929
Goodwill	30,384
Other intangibles and other assets	11,403
Current liabilities	(616)

Net assets acquired	$49,941

Unaudited proforma consolidated financial information for this acquisition has not been included as the results were not material to current operations.

On April 9, 2008, W-H’s wholly-owned subsidiary, PathFinder Energy Services, Inc. (“PathFinder”), acquired a directional drilling technology company and related technology for cash consideration of approximately $8.1 million. The technology included in this acquisition will complement the directional drilling services provided by PathFinder.

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period as adjusted for the dilutive effect of stock options and restricted shares. For the three months ended March 31, 2008 and 2007, there were no anti-dilutive stock options; therefore, the effect of all stock options were included in the diluted earnings per share calculation.

The following reconciles basic and diluted weighted average shares outstanding (in thousands):

	Three Months
	Ended March 31,
	2008	2007

Basic weighted average shares outstanding	30,575	30,076
Dilutive effect of stock options and restricted shares	737	792

Diluted weighted average shares outstanding	31,312	30,868

4.	Inventories

The components of inventories as of March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31,	December 31,
	2008	2007

Finished goods	$81,025	$73,999
Work-in-process	13,435	10,937
Raw materials and supplies	27,161	27,227
Inventory reserve	(9,552)	(9,579)

Inventories	$112,069	$102,584

5.	Credit Facility

W-H maintains a revolving credit facility with certain lenders to provide for its cash, liquidity and other borrowing needs. The credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of March 31, 2008, W-H had an outstanding loan balance of $210.7 million and approximately $9.6 million in letters of credit issued under its credit facility, resulting in an available borrowing capacity on such date of approximately $154.7 million.

Amounts borrowed under the credit facility bear interest, at W-H’s election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0%, depending upon W-H’s leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0%, depending upon W-H’s leverage ratio.

In May 2005, W-H entered into interest rate swap agreements with a total notional amount of $150.0 million related to its credit facility. Under these agreements, W-H receives interest at a floating rate equal to the three-month LIBOR rate and pays interest at a fixed rate of 4.24%. Including the effect of the interest rate swap agreements, W-H was incurring interest at a weighted average rate of approximately 4.9% on its total outstanding borrowings as of March 31, 2008.

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

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amount of debt W-H may incur outside of the credit facility, the amount of future investments W-H may make, the ability of W-H to pay dividends and the ability of W-H to engage in certain business combination transactions.

6.	Fair Value Disclosures

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principals and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157, as it relates to financial assets, had no impact on W-H’s consolidated financial position, results of operations and cash flows. W-H is currently evaluating the potential impact of SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities, on its consolidated financial position, results of operations and cash flows.

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. W-H’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about W-H’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by W-H to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:	$—	$—	$—	$—

Liabilities:
Interest rate swaps		5,696		5,696

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above:

Interest Rate Swaps — W-H’s interest rate swaps are valued using the counterparty’s marked-to-market statement, which can be validated using modeling techniques that include market inputs such as publicly available interest rate yield curves, and is designated as Level 2 within the valuation hierarchy.

The Company has no assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 3, which is significant unobservable inputs.

7.	Litigation

W-H is from time to time a party or otherwise subject to legal proceedings, claims, investigations and other proceedings in the ordinary course of its business. These matters typically involve tort, workers compensation, commercial, employment and infringement and other intellectual property claims. Where appropriate, W-H makes provision for a liability with respect to these claims in its financial statements in accordance with generally accepted

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting principles. These provisions are reviewed periodically and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and events pertaining to a particular case. Litigation is inherently unpredictable. Based upon information currently available, management believes that the ultimate liability with respect to these proceedings and claims will not materially affect W-H’s consolidated results of operations or financial position.

8.	Shareholders’ Equity

Stock options

A summary of W-H’s stock options from December 31, 2007 to March 31, 2008 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Price per Share	Contractual Term	Intrinsic Value
			(Years)	( in thousands)

Outstanding at December 31, 2007	1,565,138	$16.76
Granted	—	—
Exercised	(60,425)	19.18		$2,606
Expired/canceled	(33,750)	19.29

Outstanding at March 31, 2008	1,470,963	16.61	4.4	76,846

Exercisable at March 31, 2008	1,156,338	15.04	3.7	62,220

Restricted Stock

During February 2008, W-H awarded a total of 150,500 shares of restricted stock under its 2006 Stock Awards Plan to certain employees. The fair value of the restricted stock issued was approximately $8.5 million and will be recognized as compensation expense over the vesting period of 48 months.

A summary of W-H’s restricted stock from December 31, 2007 to March 31, 2008 is as follows:

		Weighted
		Average
	Number of	Fair Value
	Shares	per Share

Nonvested balance at December 31, 2007	148,084	$53.05
Granted	150,500	56.64
Vested	(8,000)	44.74
Forfeited	(1,500)	56.36

Nonvested balance at March 31, 2008	289,084	$55.13

9.	Operating Segments

Management has elected to aggregate W-H’s business unit segments based on the differences in each segment’s customers, the products and services offered and other economic characteristics. Based on these criteria, management has identified the following reportable segments: (1) drilling related products and services and (2) completion and workover related products and services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in W-H’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Summary Information

W-H recognizes revenues, operating income, depreciation and amortization expense, total assets and capital expenditures by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H’s reportable segments is contained in the following tables (in thousands):

As of and for the three months ended March 31, 2008:

	Drilling	Completion	Corporate	Total

Revenues	$194,253	$106,715	$—	$300,968
Operating income	37,593	28,447	(4,691)	61,349
Depreciation and amortization	14,063	9,190	64	23,317
Total assets	712,312	359,583	31,328	1,103,223
Capital expenditures	32,003	26,072	18	58,093

As of and for the three months ended March 31, 2007:

	Drilling	Completion	Corporate	Total

Revenues	$179,261	$93,626	$—	$272,887
Operating income	38,982	25,852	(4,914)	59,920
Depreciation and amortization	10,573	6,933	46	17,552
Total assets	544,330	303,968	30,697	878,995
Capital expenditures	25,912	21,098	227	47,237

W-H operates in the United States, the North Sea and other select geographic regions. The following is summary information by geographic region (in thousands):

Revenues

	Three Months
	Ended March 31,
	2008	2007

United States	$269,940	$237,287
North Sea	13,702	15,800
Other	17,326	19,800

Total	$300,968	$272,887

W-H ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Income

	Three Months
	Ended March 31,
	2008	2007

United States	$54,801	$53,731
North Sea	2,907	1,752
Other	3,641	4,437

Total	$61,349	$59,920

Property and Equipment, net

	March 31,	December 31,
	2008	2007

United States	$439,166	$404,111
North Sea	13,870	13,588
Other	30,956	31,214

Total	$483,992	$448,913

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In July 2001, exploration and development activity levels in the United States peaked and subsequently began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count reached a low of 738, which consisted of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003, and this trend has continued through the first quarter of 2008. This increase, however, resulted from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,649, 1,768 and 1,770 for 2006, 2007 and for the three months ended March 31, 2008, respectively. Of these figures, land rigs comprised 1,559, 1,695 and 1,712, respectively, and offshore rigs comprised 90, 73 and 58, respectively, for the same periods. For the week ended May 2, 2008, an average of 69 rotary rigs were operating offshore in the United States.

The search for natural gas has been the primary focus of domestic drilling for the last several years as approximately 80% of the domestic drilling rig count has been natural gas drilling. We believe that the outlook for domestic natural gas exploration and development activity remains positive. First, due to significantly higher natural gas production decline rates, more wells must be drilled to maintain or increase natural gas production. As reported by RigData, the number of wells drilled annually has increased approximately 50% from 27,252 in 2003 to an estimated 40,964 for the twelve months ended March 31, 2008. Second, our supply of natural gas continues to be provided primarily by domestic drilling. We believe these factors should keep upward pressure on long-term natural gas prices and domestic drilling. As a result, we are focusing our capital expenditure investments in locations which are attracting long-term investment in oil and natural gas exploration and development.

Drilling Related Products and Services

Revenue from our drilling related products and services segment constituted approximately 65% of our consolidated revenue for the three months ended March 31, 2008. Approximately 84% of our drilling segment revenue for the three months ended March 31, 2008 was generated in the United States, including the Gulf of Mexico. The remaining 16% was generated in various international locations.

We have sought to increase the content of our land-based services as onshore drilling activity in the United States has improved. As a result of growth in the domestic non-vertical rig count, we have successfully leveraged our directional drilling business to effect an increase in the utilization of our measurement-while-drilling and logging-while-drilling tools and down-hole drilling motor fleet. The increased utilization of our measurement-while-drilling and logging-while-drilling tools and down-hole drilling motor fleet has helped to offset the slowdown in domestic offshore activity.

Outside of the United States, the North Sea remains our largest market segment. In 2008, we expect to see increasing drilling activity in the Middle East and a modest increase in activity levels in our other foreign markets.

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

Completion and Workover Related Products and Services

Our completion and workover related products and services segment provided approximately 35% of our total consolidated revenue for the three months ended March 31, 2008. Revenues provided by this segment are almost entirely derived from the United States and the Gulf of Mexico. Demand for this segment’s products and services has historically been less immediately affected by changing oil and natural gas prices and, thus, has tended to be less directly impacted by these changes than is our drilling related products and services segment. However, the onshore content of our business line has increased over the past few years and has resulted in a proportionately greater amount of completion services which are associated with exploration and development activity, rather than workover services which are associated with production activity.

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

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues.  Revenues increased by $28.1 million, or approximately 10%, to $301.0 million for the three months ended March 31, 2008 from $272.9 million for the three months ended March 31, 2007. This increase was primarily attributable to higher levels of activity, increased demand for certain of our products and services and additional revenue capacity from our capital expenditure investments.

Revenues from our drilling related products and services increased by $15.0 million, or approximately 8%, to $194.3 million for the three months ended March 31, 2008 from $179.3 million for the three months ended March 31, 2007. We attribute the increase in revenues in this segment to:

•	an increase in demand for our drilling fluids products and rental tools;

•	our larger asset base resulting from our capital expenditure investments; and

•	our onshore geographic expansion.

Revenues from our completion and workover related products and services increased by $13.1 million, or approximately 14%, to $106.7 million for the three months ended March 31, 2008 from $93.6 million for the three months ended March 31, 2007. We attribute the increase in revenues in this segment to:

•	higher demand for our cased-hole wireline services, completion fluid products and coiled tubing services as a result of an overall increase in activity levels;

•	an increase in our coiled tubing and cased-hole wireline fleets and other capital expenditure investments; and

•	our onshore geographic expansion.

Cost of Revenues.  Cost of revenues increased by $16.6 million, or approximately 11%, to $164.0 million for the three months ended March 31, 2008 from $147.4 million for the three months ended March 31, 2007. As a percentage of revenues, cost of revenues were 55% and 54% for the three months ended March 31, 2008 and 2007, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $2.9 million, or approximately 7%, to $46.2 million for the three months ended March 31, 2008 from $43.3 million for the three months ended March 31, 2007. The increase was primarily attributable to increased selling costs related to our revenue growth and other personnel compensation costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses decreased to 15% for the three months ended March 31, 2008 from 16% for the three months ended March 31, 2007.

Research and Development Expenses.  Research and development expenses increased by $1.4 million, or approximately 30%, to $6.1 million for the three months ended March 31, 2008 from $4.7 million for the three months ended March 31, 2007. This increase was the result of a higher rate of research and development spending in the 2008 period on PathFinder technologies, including our PathMaker® 3-Dimensional Rotary Steerable technology.

Depreciation and Amortization.  Depreciation and amortization increased by $5.7 million, or approximately 32%, to $23.3 million for the three months ended March 31, 2008 from $17.6 million for the three months ended

March 31, 2007. This increase was principally the result of a larger depreciable asset base resulting from our capital expenditure investments.

Interest and Other Expense.  Interest and other expense for the three months ended March 31, 2008 was $2.4 million, an increase of $0.4 million, or approximately 20%, from $2.0 million for the three months ended March 31, 2007. This increase was primarily due to higher outstanding borrowings under our credit facility resulting from our acquisition of certain drilling jar assets (“Sup-R-Jar”).

Provision for Income Taxes.  Our effective income tax rate for the three months ended March 31, 2008 was approximately 37% as compared to 38% for the three months ended March 31, 2007. The decrease in the 2008 effective rate compared to the 2007 period was due to several factors including, but not limited to, fluctuations in income across international tax jurisdictions with varying tax rates. We anticipate that our effective income tax rate for the remainder of 2008 will range from 37% to 38% assuming no discrete tax items.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Accordingly, we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities until January 1, 2009. The adoption of SFAS No. 157 did not cause a change in the method of calculating fair value of assets or liabilities. The primary impact from adoption was additional disclosures. See Note 6 to Consolidated Financial Statements for more information.

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure most financial instruments and certain other items at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. We adopted SFAS No. 159 on January 1, 2008. We already record our hedging activities at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of SFAS No. 159 had no impact on our financial statements as we did not elect the fair value option for any other assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) to change how an entity accounts for the acquisition of a business. SFAS No. 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS No. 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and non-controlling interests in the acquiree. SFAS No. 141R will eliminate the current cost-based purchase method under SFAS No. 141. The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. The direct costs incurred to effect a business combination and the costs the acquirer expects to incur under a plan to restructure an acquired business will be charged to expense when incurred. SFAS No. 141R will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under SFAS No. 141R. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those years. We intend to adopt SFAS No. 141R effective January 1, 2009 and apply its provisions prospectively. We currently do not believe that the adoption of SFAS No. 141R will have a significant effect on our financial statements; however, the effect is dependent upon whether we make any future acquisitions and the specific terms of those acquisitions.

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

Cash flow

Working capital was $309.3 million as of March 31, 2008 and $290.0 million as of December 31, 2007. Net cash provided by operating activities was $34.3 million for the three months ended March 31, 2008 and $32.7 million for the three months ended March 31, 2007.

Net cash used in investing activities was $91.5 million for the three months ended March 31, 2008 and $46.4 million for the three months ended March 31, 2007. The increase in net cash used in investing activities was the result of the Sup-R-Jar transaction and increased capital expenditures.

Net cash provided by financing activities was $62.6 million for the three months ended March 31, 2008 and $1.0 million for the three months ended March 31, 2007. Changes in net cash related to financing activities were principally the result of net borrowings under our credit facility during the first quarter of 2008 to fund the Sup-R-Jar transaction.

For the three months ended March 31, 2008, we made capital expenditures, primarily for rental equipment, of $58.1 million, which included expenditures for the replacement of rental equipment damaged or lost down-hole. In addition, we incurred $6.1 million in research and development expenses for the three months ended March 31, 2008.

Capital resources

Credit Agreement

As more fully described in Note 5 to our Consolidated Financial Statements, we maintain a revolving credit facility to provide for our cash, liquidity and other borrowing needs. Such credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of March 31, 2008, we had an outstanding loan balance of $210.7 million and approximately $9.6 million in letters of credit issued under our credit facility, resulting in an available borrowing capacity on such date of approximately $154.7 million. We have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Including the effect of the interest rate swap agreements, we were incurring interest at a weighted average rate of approximately 4.9% on our total outstanding borrowings as of March 31, 2008.

Future capital requirements

We anticipate that acquisitions of complementary companies, assets and product lines will continue to play an important role in our business strategy. While there are currently no unannounced agreements or ongoing negotiations for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time. Likewise, we will continue to need to make capital expenditures for tools and rental equipment, make research and development expenditures to maintain and improve the quality of our products and services and improve our information technology systems. We currently estimate that we will make capital expenditures of approximately $190 million during 2008 and will make research and development expenditures of approximately $26.0 million to $27.0 million during 2008.

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

Interest Rate Risk.  We are subject to market risk exposure related to changes in interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Under these agreements, we receive interest at a floating rate equal to three-month LIBOR plus the applicable spread under our credit facility and pay interest at a fixed rate of 4.24% plus the applicable spread under our credit facility. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the interest rate we pay under our credit facility would not have had a material impact on our interest expense for the three months ended March 31, 2008.

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

Date: May 8, 2008

By:	/s/ Ernesto Bautista, III
Ernesto Bautista, III
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2008

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