Form 10-Q
period 2008-06-30
W-H ENERGY SERVICES INC
filed 2008-08-08
CIK 1051034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 5, 2008 there were outstanding 31,014,016 shares of common stock, par value $0.0001 per share, of the registrant.

W-H ENERGY SERVICES, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
W-H ENERGY SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007
Current Assets:
Cash and cash equivalents	$30,943	$23,076
Accounts receivable, net of allowance of $6,343 and $6,696, respectively	281,437	252,313
Inventories	119,232	102,584
Deferred income taxes	15,747	13,401
Prepaid expenses and other	15,309	15,479

Total current assets	462,668	406,853
Property and equipment, net	516,302	448,913
Goodwill, net	171,050	135,928
Other assets, net	28,553	15,336

Total assets	$1,178,573	$1,007,030

Current Liabilities:
Accrued liabilities	$62,980	$62,059
Accounts payable	64,705	54,756

Total current liabilities	127,685	116,815
Long-term debt	225,149	150,000
Deferred income taxes	74,833	73,526
Other long-term obligations	9,669	11,161
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000 shares authorized 30,977 and 30,699 shares issued and outstanding, respectively	3	3
Additional paid-in capital	301,929	293,424
Other comprehensive income	5,689	6,291
Retained earnings	433,616	355,810

Total shareholders’ equity	741,237	655,528

Total liabilities and shareholders’ equity	$1,178,573	$1,007,030

The accompanying notes are an integral part of these consolidated financial statements.

W-H ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues	$346,937	$277,752	$647,905	$550,639
Costs and expenses:
Cost of revenues	191,276	145,386	355,314	292,805
Selling, general and administrative	50,874	44,964	97,044	88,244
Transaction related costs (Note 1)	5,350	—	5,350	—
Research and development	6,849	5,485	12,943	10,201
Depreciation and amortization	24,671	19,162	47,988	36,714

Total costs and expenses	279,020	214,997	518,639	427,964

Operating income	67,917	62,755	129,266	122,675
Other (income) expense:
Interest expense, net	2,770	1,896	5,178	3,889
Other (income) expense, net	(4)	(70)	(12)	(41)

Income before income taxes	65,151	60,929	124,100	118,827
Provision for income taxes	24,405	21,855	46,294	43,929

Net income	$40,746	$39,074	$77,806	$74,898

Comprehensive income:
Net income	$40,746	$39,074	$77,806	$74,898
Increase (decrease) in interest rate swap valuations	2,126	989	(633)	416
Foreign currency translation adjustment	333	16	31	194

Comprehensive income	$43,205	$40,079	$77,204	$75,508

Earnings per share:
Basic	$1.33	$1.29	$2.54	$2.48
Diluted	$1.29	$1.25	$2.48	$2.42
Number of shares used in calculation of earnings per share:
Basic	30,670	30,315	30,622	30,196
Diluted	31,480	31,140	31,389	31,008
The accompanying notes are an integral part of these consolidated financial statements.

W-H ENERGY SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$77,806	$74,898
Adjustments to reconcile net income to cash provided by operating activities —
Depreciation and amortization	47,988	36,714
Provision for doubtful accounts	(284)	813
Gain on sales of equipment	(15,623)	(10,689)
Deferred tax provision	(1,428)	(2,365)
Share-based compensation	3,330	2,888
Amortization of deferred financing costs	262	287
Excess tax benefit from share-based compensation	(2,725)	(3,434)
Changes in operating assets and liabilities, excluding effects of acquisitions —
Accounts receivable, net	(26,161)	(29,875)
Inventories	(15,806)	(15,112)
Prepaid expenses and other	540	(6,917)
Other assets, net	140	976
Accounts payable, accrued liabilities and other	9,101	(2,920)

Net cash provided by operating activities	77,140	45,264

Cash Flows from Investing Activities:
Additions to property and equipment	(120,081)	(97,776)
Acquisition of businesses, net of cash acquired	(56,039)	(12,583)
Proceeds from sales of equipment	26,539	21,137

Net cash used in investing activities	(149,581)	(89,222)

Cash Flows from Financing Activities:
Proceeds from the issuance of debt	138,720	76,931
Payments on debt	(63,571)	(56,856)
Proceeds from the exercise of stock options	2,450	5,205
Excess tax benefit from share-based compensation	2,725	3,434

Net cash provided by financing activities	80,324	28,714

Effect of exchange rate changes on cash	(16)	258

Net increase (decrease) in cash and cash equivalents	7,867	(14,986)
Cash and cash equivalents, beginning of period	23,076	36,329

Cash and cash equivalents, end of period	$30,943	$21,343

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
Proposed Acquisition of W-H by Smith International, Inc.
     On June 3, 2008, W-H entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Smith International, Inc. (“Smith”) and an indirect wholly owned subsidiary of Smith, pursuant to which W-H is expected to become a wholly owned subsidiary of Smith (the “Acquisition”). In order to effectuate the Acquisition, and in accordance with the Merger Agreement, the Smith subsidiary has commenced an offer to exchange (the “Offer”) each outstanding share of W-H’s common stock validly tendered and not withdrawn in the exchange offer, at the election of the holder of such share, for:
•	$56.10 in cash, without interest, and 0.48 shares of Smith’s common stock, par value $1.00 per share, including the associated preferred share purchase rights (“Smith Common Stock”); or

•	$93.55 in cash, without interest (the “All-Cash Consideration”); or

•	1.1990 shares of Smith Common Stock (the “All-Stock Consideration”),
subject in each case to the election procedures and, in the case of elections of the All-Cash Consideration or the All-Stock Consideration, to the proration procedures described in Smith’s Prospectus/Offer to Exchange dated June 24, 2008, as amended, included in Smith’s Registration Statement on Form S-4 filed with the SEC on June 24, 2008, as amended, and which, together with the related letter of election and transmittal, as the same may be amended, constitute the “Offer.” The Offer will expire at 12:00 midnight, New York City time, at the end of August 18, 2008, unless further extended.
     Following consummation of the Offer, W-H will merge with a wholly owned subsidiary of Smith, with W-H surviving such merger. In the merger, any remaining shares of W-H’s common stock not tendered pursuant to the Offer will be cancelled and converted into the right to receive $56.10 in cash, without interest, and 0.48 shares of Smith Common Stock, subject to adjustment pursuant to the Merger Agreement. Following such merger, W-H, as the surviving corporation of such merger, will be a wholly-owned subsidiary of Smith and the former W-H shareholders will no longer have any direct ownership interest in W-H. Such merger will be followed by a second merger pursuant to which W-H will merge with and into a direct wholly owned subsidiary of Smith, with such subsidiary surviving such second merger.
     W-H expects that the Acquisition will be completed during the third quarter of 2008, but the closing is subject to customary closing conditions, including (i) there being validly tendered and not properly withdrawn before the expiration of the Offer at least 66 2/3% of W-H’s outstanding shares of common stock, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) Smith’s Registration Statement on Form S-4 having become effective.

     Through June 30, 2008, W-H had incurred approximately $5.4 million in expenses associated with the transactions contemplated by the Merger Agreement, including legal fees and fees payable to UBS Securities LLC (“UBS”) in respect of that firm’s fairness opinion provided to W-H’s Board of Directors in connection with the Acquisition transaction. Such costs have been reported as transaction related costs on the consolidated statement of operations for the three months and six months ended June 30, 2008. Pursuant to the engagement letter between W-H and UBS, W-H will be obligated to pay UBS an additional fee of approximately $22.0 million at the closing of the Acquisition in respect of the financial advisory services provided by UBS to W-H.
Basis of Presentation
     The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in W-H’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
2. Acquisitions
     On February 22, 2008, W-H’s wholly-owned subsidiary, Sup-R-Jar, Inc. (“Sup-R-Jar”), acquired substantially all of the assets of a drilling jar company for cash consideration of approximately $49.9 million. Sup-R-Jar leases and sells these assets to participants in the oil and natural gas industry. The following table summarizes the preliminary purchase price allocation to the fair values of the net assets acquired in this acquisition (in thousands):

Net assets acquired:
Current assets	$3,841
Property and equipment	4,929
Goodwill	30,384
Other intangibles and other assets	11,403
Current liabilities	(616)

Net assets acquired	$49,941

     On April 9, 2008, W-H’s wholly-owned subsidiary, PathFinder Energy Services, Inc. (“PathFinder”), acquired a directional drilling technology company and related technology for cash consideration of approximately $8.1 million. The technology included in this acquisition is expected to complement the directional drilling services provided by PathFinder.
     Unaudited proforma consolidated financial information for these acquisitions has not been included as the results were not material to current operations.
3. Earnings per Share
     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period as adjusted for the dilutive effect of stock options and restricted shares. For the three months and six months June 30, 2008 and 2007, there were no anti-dilutive stock options; therefore, the effect of all stock options were included in the diluted earnings per share calculation.

     The following reconciles basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	30,670	30,315	30,622	30,196
Dilutive effect of stock options and restricted shares	810	825	767	812

Diluted weighted average shares outstanding	31,480	31,140	31,389	31,008

4. Inventories
     The components of inventories as of June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2008	December 31, 2007
Finished goods	$85,250	$73,999
Work-in-process	12,261	10,937
Raw materials and supplies	32,022	27,227
Inventory reserve	(10,301)	(9,579)

Inventories	$119,232	$102,584

5. Credit Facility
     W-H maintains a revolving credit facility with certain lenders to provide for its cash, liquidity and other borrowing needs. The credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of June 30, 2008, W-H had an outstanding loan balance of $225.1 million and approximately $10.5 million in letters of credit issued under its credit facility, resulting in an available borrowing capacity on such date of approximately $139.4 million.
     Amounts borrowed under the credit facility bear interest, at W-H’s election, at either a variable rate equal to LIBOR, plus a margin ranging from 1.0% to 2.0%, depending upon W-H’s leverage ratio, or an alternate base rate equal to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5%, plus a margin ranging from zero to 1.0%, depending upon W-H’s leverage ratio.
     In May 2005, W-H entered into interest rate swap agreements with a total notional amount of $150.0 million related to its credit facility. Under these agreements, W-H receives interest at a floating rate equal to the three-month LIBOR rate and pays interest at a fixed rate of 4.24%. Including the effect of the interest rate swap agreements, W-H was incurring interest at a weighted average rate of approximately 4.9% on its total outstanding borrowings as of June 30, 2008.
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
     Although the consummation of the Offer would result in an event of default under W-H’s revolving credit facility, giving the lenders thereunder the right to accelerate all indebtedness outstanding thereunder, W-H and Smith intend to repay amounts outstanding and terminate the credit facility contemporaneously with the closing of the Offer.

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
     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. W-H’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about W-H’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by W-H to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:	$—	$—	$—	$—

Liabilities:
Interest rate swaps	$—	$2,425	$—	$2,425

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

8. Shareholders’ Equity
Stock options
     A summary of W-H’s stock options from December 31, 2007 to June 30, 2008 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Price per Share	Contractual Term	Intrinsic Value
			(Years)	(Amounts in thousands)
Outstanding at December 31, 2007	1,565,138	$16.76
Granted	—	—
Exercised	(137,300)	19.65		$7,525
Expired/canceled	(36,250)	19.44

Outstanding at June 30, 2008	1,391,588	16.41	4.1	100,393

Exercisable at June 30, 2008	1,205,713	15.50	3.7	96,746

Restricted Stock
     During the six months ended June 30, 2008, W-H awarded a total of 154,500 shares of restricted stock under its 2006 Stock Awards Plan to certain employees. The fair value of the restricted stock issued was approximately $8.8 million and will be recognized as compensation expense over the vesting period of 48 months.
     A summary of W-H’s restricted stock from December 31, 2007 to June 30, 2008 is as follows:

		Weighted
		Average
	Number of	Fair Value
	Shares	Per Share
Nonvested balance at December 31, 2007	148,084	$53.05
Granted	154,500	55.17
Vested	(41,000)	52.53
Forfeited	(1,500)	56.36

Nonvested balance at June 30, 2008	260,084	$52.74

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

Summary Information
     W-H recognizes revenues, operating income, depreciation and amortization expense, total assets and capital expenditures by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for W-H’s reportable segments is contained in the following tables (in thousands):
     As of and for the three months ended June 30, 2008:

	Drilling	Completion	Corporate	Total
Revenues	$222,984	$123,953	$—	$346,937
Operating income	43,242	34,842	(10,167)	67,917
Depreciation and amortization	14,899	9,709	63	24,671
Total assets	765,202	375,212	38,159	1,178,573
Capital expenditures	43,840	18,113	35	61,988
     As of and for the three months ended June 30, 2007:

	Drilling	Completion	Corporate	Total
Revenues	$179,141	$98,611	$—	$277,752
Operating income	41,307	26,032	(4,584)	62,755
Depreciation and amortization	11,600	7,493	69	19,162
Total assets	578,163	320,623	39,087	937,873
Capital expenditures	28,681	21,428	426	50,535
     As of and for the six months ended June 30, 2008:

	Drilling	Completion	Corporate	Total
Revenues	$417,237	$230,668	$—	$647,905
Operating income	80,835	63,289	(14,858)	129,266
Depreciation and amortization	28,962	18,899	127	47,988
Total assets	765,202	375,212	38,159	1,178,573
Capital expenditures	75,843	44,185	53	120,081
     As of and for the six months ended June 30, 2007:

	Drilling	Completion	Corporate	Total
Revenues	$358,402	$192,237	$—	$550,639
Operating income	80,289	51,884	(9,498)	122,675
Depreciation and amortization	22,173	14,426	115	36,714
Total assets	578,163	320,623	39,087	937,873
Capital expenditures	54,593	42,530	653	97,776

     W-H operates in the United States, the North Sea and other select geographic regions. The following is summary information by geographic region (in thousands):
Revenues

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
United States	$315,597	$249,898	$585,537	$487,185
North Sea	10,875	12,923	24,577	28,723
Other	20,465	14,931	37,791	34,731

Total	$346,937	$277,752	$647,905	$550,639

Operating Income

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
United States	$62,422	$57,304	$117,223	$111,035
North Sea	1,090	2,864	3,997	4,616
Other	4,405	2,587	8,046	7,024

Total	$67,917	$62,755	$129,266	$122,675

Property and equipment, net

	June 30,	December 31,
	2008	2007
United States	$469,470	$404,111
North Sea	13,088	13,588
Other	33,744	31,214

Total	$516,302	$448,913

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
Proposed Acquisition of W-H by Smith International, Inc.
     As more fully described in Note 1 to our Consolidated Financial Statements, on June 3, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Smith International, Inc. (“Smith”) and an indirect wholly owned subsidiary of Smith, pursuant to which we are expected to become a wholly owned subsidiary of Smith (the “Acquisition”). In order to effectuate the Acquisition, and in accordance with the Merger Agreement, the Smith subsidiary has commenced an offer to exchange (the “Offer”) each outstanding share of our common stock validly tendered and not withdrawn in the exchange offer, at the election of the holder of such share, for:
•	$56.10 in cash, without interest, and 0.48 shares of Smith’s common stock, par value $1.00 per share, including the associated preferred share purchase rights (“Smith Common Stock”); or

•	$93.55 in cash, without interest (the “All-Cash Consideration”); or

•	1.1990 shares of Smith Common Stock (the “All-Stock Consideration”),
     subject in each case to the election procedures and, in the case of elections of the All-Cash Consideration or the All-Stock Consideration, to the proration procedures described in Smith’s Prospectus/Offer to Exchange dated June 24, 2008, as amended, included in Smith’s Registration Statement on Form S-4 filed with the SEC on June 24, 2008, as amended, and which, together with the related letter of election and transmittal, as the same may be amended, constitute the “Offer.” The Offer will expire at 12:00 midnight, New York City time, at the end of August 18, 2008, unless further extended.
     Following consummation of the Offer, we will merge with a wholly owned subsidiary of Smith, with our company surviving such merger. In the merger, any remaining shares of our common stock not tendered pursuant to the Offer will be cancelled and converted into the right to receive $56.10 in cash, without interest, and 0.48 shares of Smith Common Stock, subject to adjustment pursuant to the Merger Agreement. Following such merger, we, as the surviving corporation of such merger, will be a wholly-owned subsidiary of Smith and our former shareholders will no longer have any direct ownership interest in us. Such merger will be followed by a second merger pursuant to which we will merge with and into a direct wholly owned subsidiary of Smith, with such subsidiary surviving such second merger.
     We expect that the Acquisition will be completed during the third quarter of 2008, but the closing is subject to customary closing conditions, including (i) there being validly tendered and not properly withdrawn before the expiration of the Offer at least 66 2/3% of our outstanding shares of common stock, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) Smith’s Registration Statement on Form S-4 having become effective.

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
     In July 2001, exploration and development activity levels in the United States peaked and subsequently began to decline primarily as a result of lower natural gas prices. This decline continued through April 2002, at which point the United States drilling rig count reached a low of 738, which consisted of 110 offshore rigs and 628 land rigs. As natural gas prices climbed and remained relatively strong, rig count levels began to recover in 2003, and this trend has continued through the first quarter of 2008. This increase, however, resulted from an increase in land-based rigs. According to statistics published by Baker Hughes, the average number of rotary rigs operating in the United States was 1,649, 1,768 and 1,817 for 2006, 2007 and for the six months ended June 30, 2008, respectively. Of these figures, land rigs comprised 1,559, 1,695 and 1,754, respectively, and offshore rigs comprised 90, 73 and 63, respectively, for the same periods. For the week ended July 25, 2008, an average of 67 rotary rigs were operating offshore in the United States.
     The search for natural gas has been the primary focus of domestic drilling for the last several years as approximately 80% of the domestic drilling rig count has been natural gas drilling. We believe that the outlook for domestic natural gas exploration and development activity remains positive. First, due to significantly higher natural gas production decline rates, more wells must be drilled to maintain or increase natural gas production. As reported by RigData, the number of wells drilled annually has increased approximately 57% from 27,252 in 2003 to an estimated 42,695 for the twelve months ended June 30, 2008. Second, our supply of natural gas continues to be provided primarily by domestic drilling. We believe these factors should keep upward pressure on long-term natural gas prices and domestic drilling. As a result, we are focusing our capital expenditure investments in locations which are attracting long-term investment in oil and natural gas exploration and development.
Drilling Related Products and Services
     Revenue from our drilling related products and services segment constituted approximately 64% of our consolidated revenue for the six months ended June 30, 2008. Approximately 85% of our drilling segment revenue for the six months ended June 30, 2008 was generated in the United States, including the Gulf of Mexico. The remaining 15% was generated in various international locations.
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

     Outside of the United States, the North Sea remains our largest market segment. For the remainder of 2008, we expect to see increasing drilling activity in the Middle East and a modest increase in activity levels in our other foreign markets.
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
     In 2004, our subsidiary, PathFinder Energy Services, Inc. (“PathFinder”), introduced the first of the Survivortm tools designed for use in high pressure and high temperature conditions (up to 25,000 psi and 350°F) with the commercialization of its dual frequency Array Wave Resistivity tool. That tool is now available in 4 3/4, 6 3/4, 8 and 9 1/2-inch outside diameter sizes. The Survivortm tool series currently also includes Survivortm HDS-1tm (a high precision directional survey tool), Survivortm DPMtm (Dynamic Pressure Module) and Survivortm SDNSCtm (4 3/4-inch outside diameter Slim Density Neutron Standoff Caliper tool).
Completion and Workover Related Products and Services
     Our completion and workover related products and services segment provided approximately 36% of our total consolidated revenue for the six months ended June 30, 2008. Revenues provided by this segment are almost entirely derived from the United States and the Gulf of Mexico. Demand for this segment’s products and services has historically been less immediately affected by changing oil and natural gas prices and, thus, has tended to be less directly impacted by these changes than is our drilling related products and services segment. However, the onshore content of our business line has increased over the past few years and has resulted in a proportionately greater amount of completion services which are associated with exploration and development activity, rather than workover services which are associated with production activity.
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
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     Revenues. Revenues increased by $69.2 million, or approximately 25%, to $346.9 million for the three months ended June 30, 2008 from $277.7 million for the three months ended June 30, 2007. This increase was primarily attributable to higher levels of activity, increased demand for certain of our products and services and additional revenue capacity from our capital expenditure investments.
     Revenues from our drilling related products and services increased by $43.9 million, or approximately 25%, to $223.0 million for the three months ended June 30, 2008 from $179.1 million for the three months ended June 30, 2007. We attribute the increase in revenues in this segment to:

•	a 6% higher average number of rotary rigs operating in the United States resulting in an increase in demand for our drilling fluids products, directional drilling services and technologically advanced services and tools and rental tools;

•	our larger asset base resulting from our capital expenditure investments;

•	our onshore geographic expansion;

•	increases in pricing, particularly for certain drilling fluids products; and

•	a full quarter of results from Sup-R-Jar which was acquired during the first quarter of 2008.
     Revenues from our completion and workover related products and services increased by $25.4 million, or approximately 26%, to $124.0 million for the three months ended June 30, 2008 from $98.6 million for the three months ended June 30, 2007. We attribute the increase in revenues in this segment to:
•	higher demand for our cased-hole wireline services, completion fluid products and coiled tubing services as a result of an overall increase in activity levels;

•	an increase in our coiled tubing and cased-hole wireline fleets and other capital expenditure investments; and

•	our onshore geographic expansion.
     Cost of Revenues. Cost of revenues increased by $45.9 million, or approximately 32%, to $191.3 million for the three months ended June 30, 2008 from $145.4 million for the three months ended June 30, 2007. As a percentage of revenues, cost of revenues were 55% and 52% for the three months ended June 30, 2008 and 2007, respectively. The increase in cost of revenues as a percentage of revenues for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was due primarily to the decline in domestic offshore utilization of our measurement-while-drilling and logging-while-drilling tools and down-hole drilling motor fleet which has historically earned higher operating margins than our domestic onshore activity. This trend was partially offset for the period by higher profit margins on certain of our drilling fluids products. The margins on certain of these drilling fluids products may decrease as a result of an increase in our product cost.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5.9 million, or approximately 13%, to $50.9 million for the three months ended June 30, 2008 from $45.0 million for the three months ended June 30, 2007. The increase was primarily attributable to increased selling costs related to our revenue growth and other personnel compensation costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses decreased to 15% for the three months ended June 30, 2008 from 16% for the three months ended June 30, 2007.
     Transaction Related Costs. Through June 30, 2008, we had incurred approximately $5.4 million in expenses associated with the transactions contemplated by the Merger Agreement, including legal fees and fees payable to UBS Securities LLC (“UBS”) in respect of that firm’s fairness opinion provided to our Board of Directors in connection with the Acquisition transaction. Pursuant to the engagement letter between us and UBS, we will be obligated to pay UBS an additional fee of approximately $22.0 million at the closing of the Acquisition in respect of the financial advisory services provided by UBS to us.
     Research and Development Expenses. Research and development expenses increased by $1.3 million, or approximately 24%, to $6.8 million for the three months ended June 30, 2008 from $5.5 million for the three months ended June 30, 2007. This increase was the result of a higher rate of research and development spending in the 2008 period on PathFinder technologies, including our PathMaker® 3-Dimensional Rotary Steerable technology.
     Depreciation and Amortization. Depreciation and amortization increased by $5.5 million, or approximately 29%, to $24.7 million for the three months ended June 30, 2008 from $19.2 million for the three months ended June 30, 2007. This increase was principally the result of a larger depreciable asset base resulting from our capital expenditure investments.

     Interest and Other Expense. Interest and other expense for the three months ended June 30, 2008 was $2.8 million, an increase of $1.0 million, or approximately 56%, from $1.8 million for the three months ended June 30, 2007. This increase was primarily due to higher outstanding borrowings under our credit facility resulting from our acquisitions, capital expenditures and working capital requirements.
     Provision for Income Taxes. Our effective income tax rate for the three months ended June 30, 2008 was approximately 37% as compared to 36% for the three months ended June 30, 2007. The increase in the 2008 effective rate compared to the 2007 period was due primarily to the non-deductibility of a majority of the costs associated with the transactions contemplated by the Merger Agreement recognized during the period. Generally, our effective rate varies due to several factors including, but not limited to, fluctuations in income across international tax jurisdictions with varying tax rates.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     Revenues. Revenues increased by $97.3 million, or approximately 18%, to $647.9 million for the six months ended June 30, 2008 from $550.6 million for the six months ended June 30, 2007. This increase was primarily attributable to higher levels of activity, increased demand for certain of our products and services and additional revenue capacity from our capital expenditure investments.
     Revenues from our drilling related products and services increased by $58.8 million, or approximately 16%, to $417.2 million for the six months ended June 30, 2008 from $358.4 million for the three months ended June 30, 2007. We attribute the increase in revenues in this segment to:
•	a 4% higher average number of rotary rigs operating in the United States resulting in an increase in demand for our drilling fluids products, directional drilling services and technologically advanced services and tools and rental tools;

•	our larger asset base resulting from our capital expenditure investments;

•	our onshore geographic expansion;

•	increases in pricing, particularly for certain drilling fluids products; and

•	results from Sup-R-Jar which was acquired during the first quarter of 2008.
     Revenues from our completion and workover related products and services increased by $38.5 million, or approximately 20%, to $230.7 million for the six months ended June 30, 2008 from $192.2 million for the six months ended June 30, 2007. We attribute the increase in revenues in this segment to:
•	higher demand for our cased-hole wireline services, completion fluid products and coiled tubing services as a result of an overall increase in activity levels;

•	an increase in our coiled tubing and cased-hole wireline fleets and other capital expenditure investments; and

•	our onshore geographic expansion.
     Cost of Revenues. Cost of revenues increased by $62.5 million, or approximately 21%, to $355.3 million for the six months ended June 30, 2008 from $292.8 million for the six months ended June 30, 2007. As a percentage of revenues, cost of revenues were 55% and 53% for the six months ended June 30, 2008 and 2007, respectively. The increase in cost of revenues as a percentage of revenues for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was due primarily to the decline in domestic offshore utilization of our measurement-while-drilling and logging-while-drilling tools and down-hole drilling motor fleet which has historically earned higher operating margins than our domestic onshore activity. This trend was partially offset for the period by higher profit margins on certain of our drilling fluids products. The margins on certain of these drilling fluids products may decrease as a result of an increase in our product cost.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.8 million, or approximately 10%, to $97.0 million for the six months ended June 30, 2008 from $88.2 million for the six months ended June 30, 2007. The increase was primarily attributable to increased selling costs related to our revenue growth and other personnel compensation costs related to expansion efforts within all of our business lines. As a percentage of revenues, selling, general and administrative expenses decreased to 15% for the six months ended June 30, 2008 from 16% for the six months ended June 30, 2007.
     Transaction Related Costs. Through June 30, 2008, we had incurred approximately $5.4 million in expenses associated with the transactions contemplated by the Merger Agreement, including legal fees and fees payable to UBS Securities LLC (“UBS”) in respect of that firm’s fairness opinion provided to our Board of Directors in connection with the Acquisition transaction. Pursuant to the engagement letter between us and UBS, we will be obligated to pay UBS an additional fee of approximately $22.0 million at the closing of the Acquisition in respect of the financial advisory services provided by UBS to us.
     Research and Development Expenses. Research and development expenses increased by $2.7 million, or approximately 26%, to $12.9 million for the six months ended June 30, 2008 from $10.2 million for the six months ended June 30, 2007. This increase was the result of a higher rate of research and development spending in the 2008 period on PathFinder technologies, including our PathMaker® 3-Dimensional Rotary Steerable technology.
     Depreciation and Amortization. Depreciation and amortization increased by $11.3 million, or approximately 31%, to $48.0 million for the six months ended June 30, 2008 from $36.7 million for the six months ended June 30, 2007. This increase was principally the result of a larger depreciable asset base resulting from our capital expenditure investments.
     Interest and Other Expense. Interest and other expense for the six months ended June 30, 2008 was $5.2 million, an increase of $1.4 million, or approximately 37%, from $3.8 million for the six months ended June 30, 2007. This increase was primarily due to higher outstanding borrowings under our credit facility resulting from our acquisitions, capital expenditures and working capital requirements.
     Provision for Income Taxes. Our effective income tax rate for the six months ended June 30, 2008 and 2007 was approximately 37%. Generally, our effective rate varies due to several factors including, but not limited to, fluctuations in income across international tax jurisdictions with varying tax rates.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) to change how an entity accounts for the acquisition of a business. SFAS No. 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS No. 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed and non-controlling interests in the acquiree. SFAS No. 141R will eliminate the current cost-based purchase method under SFAS No. 141. The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-

controlling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. The direct costs incurred to effect a business combination and the costs the acquirer expects to incur under a plan to restructure an acquired business will be charged to expense when incurred. SFAS No. 141R will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under SFAS No. 141R. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those years. We intend to adopt SFAS No. 141R effective January 1, 2009 and apply its provisions prospectively. We currently do not believe that the adoption of SFAS No. 141R will have a significant effect on our financial statements; however, the effect is dependent upon whether we make any future acquisitions and the specific terms of those acquisitions.
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
Liquidity and Capital Resources
     Our primary uses for cash are capital expenditures, working capital, research and development expenditures, and principal and interest payments on indebtedness. Historically, we have also used cash to consummate acquisitions transactions, but we do not expect to complete any such transactions during the pendency of the Acquisition transaction. Our primary sources of liquidity are cash reserves, cash generated by operations and amounts available to be drawn under our revolving credit facility. To the extent our cash requirements exceed our sources of liquidity, we will be required to fund our cash requirements through other means, such as through debt and equity financing activities (although, as discussed under “Part II, Item 1A. Risk Factors”, we are subject to contractual restrictions on our ability to engage in such financing activities) or we will be required to curtail our expenditures.
Cash flow
     Working capital was $335.0 million as of June 30, 2008 and $290.0 million as of December 31, 2007. Net cash provided by operating activities was $77.1 million for the six months ended June 30, 2008 and $45.3 million for the six months ended June 30, 2007. Increased cash provided by operating activities is attributable to higher operating income levels and a decrease in accounts receivable days outstanding for the 2008 period as compared to the 2007 period.
     Net cash used in investing activities was $150.0 million for the six months ended June 30, 2008 and $89.2 million for the six months ended June 30, 2007. The increase in net cash used in investing activities was principally the result of the Sup-R-Jar transaction and increased capital expenditures.
     Net cash provided by financing activities was $80.3 million for the six months ended June 30, 2008 and $28.7 million for the six months ended June 30, 2007. Changes in net cash related to financing activities were principally the result of net borrowings under our credit facility in 2008 to fund the Sup-R-Jar transaction and capital expenditures.
     For the six months ended June 30, 2008, we made capital expenditures, primarily for rental equipment, of $120.0 million, which included expenditures for the replacement of rental equipment damaged or lost down-hole. In addition, we incurred $12.9 million in research and development expenses for the six months ended June 30, 2008.

     Capital resources
     Credit Agreement
     As more fully described in Note 5 to our Consolidated Financial Statements, we maintain a revolving credit facility to provide for our cash, liquidity and other borrowing needs. Such credit facility provides for aggregate borrowings of up to $375.0 million and matures on May 5, 2010. As of June 30, 2008, we had an outstanding loan balance of $225.1 million and approximately $10.5 million in letters of credit issued under our credit facility, resulting in an available borrowing capacity on such date of approximately $139.4 million. We have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Including the effect of the interest rate swap agreements, we were incurring interest at a weighted average rate of approximately 4.9% on our total outstanding borrowings as of June 30, 2008.
     Although the consummation of the Offer would result in an event of default under our revolving credit facility, giving the lenders thereunder the right to accelerate all indebtedness outstanding thereunder, we and Smith intend to repay amounts outstanding and terminate the credit facility contemporaneously with the closing of the Offer.
Future capital requirements
     During the pendency of the Acquisition, we will continue to need to make capital expenditures for tools and rental equipment and make research and development expenditures to maintain and improve the quality of our products and services. We currently estimate that we will make capital expenditures of approximately $190 million during 2008 and will make research and development expenditures of approximately $26.0 million to $27.0 million during 2008. We believe that our internally generated cash flow, combined with access to our credit facility, will be sufficient to meet the liquidity requirements necessary to fund our operations, capital expenditures, research and development and debt service requirements for at least the next 12 months. However, our ability to maintain our credit facility and the sufficiency of our internally generated cash flow can be impacted by economic conditions outside of our control.
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
     Interest Rate Risk.  We are subject to market risk exposure related to changes in interest rates. To manage this risk, we have entered into interest rate swap agreements with a total notional amount of $150.0 million related to our credit facility. Under these agreements, we receive interest at a floating rate equal to three-month LIBOR plus the applicable spread under our credit facility and pay interest at a fixed rate of 4.24% plus the applicable spread under our credit facility. Assuming our current level of borrowings and considering the effect of the interest rate swap agreements, a 100 basis point increase in the interest rate we pay under our credit facility would not have had a material impact on our interest expense for the six months ended June 30, 2008.
     Foreign Currency Exchange Risk.  Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently do not hedge against foreign currency translation risks and we believe that foreign currency exchange risk is unlikely to be significant to our operations.
     Stock Price Volatility.  The market price of our stock may be influenced by many factors including variations in our earnings, variations in oil and natural gas prices, the level of exploration, development and production activity of, and the corresponding capital spending by, our customers, investor perceptions of us and other oilfield service companies and the liquidity of the market for our common stock. We believe that the market price of our common stock is significantly impacted by changes in the market price of Smith’s common stock as a result of Smith’s common stock comprising a portion of the consideration in the Acquisition transaction, and we expect this impact to continue during the pendency of the Acquisition transaction.

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
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     On June 9, 2008, an action entitled The Booth Family Trust v. White, et al., No. 2008-35207, was filed in the 269th Harris County Texas District Court. The plaintiff claims to be one of our shareholders and purports to sue us, the members of our Board of Directors and Smith on behalf of a class of all holders of our common stock other than the defendants and their affiliates. The petition alleges that our directors breached the fiduciary duties of care, loyalty, candor, good faith, independence and fair dealing owed to our shareholders in agreeing to the Offer and the merger described in Note 1 to our Consolidated Financial Statements, and that we and Smith aided and abetted these breaches of duty. The plaintiff claims that the consideration to be paid to our shareholders in connection with the Offer and the merger is unfair and grossly inadequate and did not result from an appropriate consideration of our value or the strategic alternatives available to us. The plaintiff alleges that, following the announcement of the Merger Agreement, our stock has traded over the value of the Offer consideration and that this suggests that the Offer and the merger does not reflect fair value of our common stock. The plaintiff asserts that our directors placed their own interests ahead of those of our shareholders in that the Offer and the merger offers an inadequate premium to the shareholders but will provide substantial personal benefits to the defendants. The plaintiff claims that the termination fee and “no shop” provisions of the Merger Agreement act as a disincentive to other potential bidders and preclude us from taking steps to maximize shareholder value. The plaintiff also alleges that our directors have failed to disclose all material information to our shareholders concerning the Offer and the merger. The petition seeks various forms of injunctive relief including an injunction against the consummation of the Offer and the merger, an order directing our directors to exercise their fiduciary duties to obtain a transaction that is in the best interests of us and our shareholders until the sale of our company is completed and the highest price is obtained, an order rescinding the Offer and the merger if already consummated, the imposition of a constructive trust upon any benefits improperly received by defendants, and an award of attorneys’ and experts’ fees and costs. On July 3, 2008, the plaintiff filed an amended petition further alleging that defendants had purportedly failed to disclose allegedly material information relating to the Offer and the merger.
     On July 10, 2008, the parties entered into a Memorandum of Understanding regarding the settlement of the lawsuit. Under the terms of the proposed settlement, the claims of the named plaintiff and the proposed class of public shareholders will be dismissed and released on behalf of the settlement class. Finalization of the proposed settlement remains subject to several conditions, including court approval and completion of the Offer and the merger. In connection with the proposed settlement, we and Smith have provided additional disclosures in Smith’s

Registration Statement on Form S-4 and our Solicitation/Recommendation Statement on Schedule 14D-9, respectively. The parties also contemplate that plaintiff’s counsel will petition the court for an award of attorneys’ fees and expenses to be paid by defendants, up to an agreed-upon limit.
Item 1A. Risk Factors
     For information regarding risks that may affect our business, see the risk factors included in our most recent Annual Report on Form 10-K under the heading “Risk Factors” and for information regarding the risks associated with Smith’s Offer and the Acquisition transaction, see the risk factors included in Smith’s Registration Statement on Form S-4 under the heading “Risk Factors.” The following are additional factors that could affect our results of operations, cash flows or financial position or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below and in our Annual Report on Form 10-K for the year ended December 31, 2007. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our results of operation, cash flows and financial condition.
We are subject to a variety of risks associated with the Acquisition transaction, including risks associated with contractual constraints on our operating flexibility, uncertainties surrounding the transaction, diversion of our management’s attention from our normal operations and similar risks.
     Until the Acquisition transaction has closed, we are subject to provisions of the Merger Agreement with Smith that require us to operate in the ordinary course consistent with our past practices and that prohibit us from taking certain actions, in each case, without the prior approval of Smith. These contractual provisions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business that may arise prior to completion of the Acquisition transaction. Additionally, uncertainty about the effect of the Acquisition transaction may result in difficulties in retaining and hiring employees and could result in the loss of customers and suppliers. Finally, our management has been required and is expected to continue to be required to devote substantial time and attention to the Acquisition transaction. This diversion of management’s attention from its normal operating responsibilities, the restrictions on our operating flexibility, the potential loss of employees, customers and suppliers and the transaction-related costs that we have incurred and expect to incur could have a material adverse effect on our results of operations, cash flows and financial position.
Item 4.  Submission of Matters to a Vote of Security Holders
     The 2008 annual meeting of the shareholders of the Company was held on May 21, 2007. The purpose of the meeting was to elect members of our Board of Directors.
     At the annual meeting, each of the directors nominated by our Board of Directors to serve a one-year term until the 2009 annual meeting of shareholders was re-elected (there were no broker non-votes):

	For	Withheld
Kenneth T. White, Jr.	26,331,361	813,048
John R. Brock	25,603,370	1,541,039
James D. Lightner	25,608,099	1,536,310
Christopher Mills	19,747,694	7,396,715
Milton L. Scott	24,422,308	2,722,101
Robert H. Whilden, Jr.	26,337,779	806,630
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

Date: August 8, 2008

By:	/s/ Ernesto Bautista, III
Ernesto Bautista, III
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 8, 2008

EXHIBIT INDEX

2.1		Agreement and Plan of Merger dated as of June 3, 2008 among W-H Energy Services, Inc., Smith International, Inc. and Whitehall Acquisition Corp. (incorporated by reference to W-H’s Current Report on Form 8-K filed with the Commission on June 5, 2008).

31.1*	—	Certification of Chief Executive Officer of W-H Energy Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer of W-H Energy Services, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer of W-H Energy Services, Inc. pursuant 18 U.S.C. Section 1350

32.2*	—	Certification of Chief Financial Officer of W-H Energy Services, Inc. pursuant 18 U.S.C. Section 1350

*	Filed herewith